Form 10-K/A
period 2020-12-31
Churchill Capital Corp V
filed 2021-05-24
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-39806

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

As of May 24, 2021, there were 50,000,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

Churchill Capital Corp V (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021 (the “Original Filing”), to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statement as of August 3, 2020 and as of and for the period ended September 30, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Warrant Accounting Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 20, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management and a discussion with Marcum LLP, the Company's independent registered public accounting firm (the "Independent Accounting Firm"), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its Original Financial Statements for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 6. Selected Financial Data.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Warrant Accounting Statement discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies was released. In light of the SEC Warrant Accounting Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, Churchill’s management evaluated the terms of the warrant agreement entered into in connection with Churchill’s IPO and concluded that the public warrants and the private placement include provisions that, based on the SEC Warrant Accounting Statement, preclude the Warrants from being classified as components of equity. As a result, we have classified the Warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Warrants and that such gains or losses could be material.

In connection with the restatement of our financial statements reflected in this Amendment, our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting solely related to our accounting for warrants. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Warrant Accounting Statement, and after consultation with our independent registered public accounting firm and our management team, we concluded that, in light of the SEC Warrant Accounting Statement, it was appropriate to restate our previously issued audited financial statements for the period ended December 31, 2020. We are also restating the financial statement as of August 3, 2020 and as of and for the period ended September 30, 2020. See “—Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timing filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

The following table summarizes the relevant data for our business as of December 31, 2020, as restated, and should be read with our financial statements, which are included in this 10-K/A:

For the period from May 12, 2020 (inception) through December 31, 2020 (as restated)
Income Statement Data:
Loss from operations	$(67,626)
Net loss	(4,868,590)

December 31, 2020
Balance Sheet Data:
Cash	$1,505,116
Marketable securities held in trust account	499,983,052
Total assets	501,510,168
Total liabilities	45,032,692
Common stock subject to possible redemption	451,477,475
Total stockholders’ equity	5,000,001

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Churchill Capital Corp V. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

Forward Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from May 12, 2020 (inception) through December 31, 2020, we had a net loss of $4,868,590 which consists of operating costs of $67,626, a change in the fair value of warrant liability of $4,105,000, transaction costs of $679,016 and an unrealized loss on marketable securities held in our Trust Account of $25,107, offset by interest income on marketable securities held in the Trust Account of $8,159.

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

For the period from May 12, 2020 (inception) through December 31, 2020, cash used in operating activities was $36,935. The change in fair value of warrants was $4,105,000 and offering costs were 679,016. Interest earned on marketable securities held in the Trust Account of $8,159, an unrealized loss on marketable securities held in our Trust Account $25,107 and changes in operating assets and liabilities, which provided $30,691 of cash from operating activities, contributed to a Net loss of $4,868,590.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Jay Taragin is our Chief Financial Officer since May 2021. Mr. Taragin is also the Chief Financial Officer of Churchill Capital Corp IV since May 2020, Chief Financial Officer of Churchill Capital Corp VI since December 2020, Chief Financial Officer of Churchill VII since December 2020, Chief Financial Officer of AltC Acquisition Corp. since March 2021 and Chief Financial Officer of M. Klein and Company which he joined in May 2019. Prior to joining M. Klein and Company, Mr. Taragin served as the US Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a CPA and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.

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

54

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

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
4.4	Warrant Agreement, dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
4.5*	Description of Securities of the Company.
10.1	Promissory Note, dated May 13, 2020, issued to Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).
10.2	Letter Agreement, dated December 15, 2020, among the Registrant and its officers, directors and Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.3	Investment Management Trust Agreement, dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.4	Registration Rights Agreement, dated December 15, 2020, among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.5	Subscription Agreement, dated May 13, 2020, between the Registrant and Churchill Sponsor V LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).
10.6	Private Placement Warrants Purchase Agreement, dated December 15, 2020, between the Registrant and Churchill Sponsor V LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.7	Indemnity Agreement, dated December 15, 2020, between the Registrant and Michael Klein (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.8	Indemnity Agreement, dated December 15, 2020, between the Registrant and Jay Taragin (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.9	Indemnity Agreement, dated December 15, 2020, between the Registrant and Glenn R. August (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.10	Indemnity Agreement, dated December 15, 2020, between the Registrant and Dena J. Brumpton (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.11	Indemnity Agreement, dated December 15, 2020, between the Registrant and William J. Bynum (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.12	Indemnity Agreement, dated December 15, 2020, between the Registrant and Mark Klein (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
10.13	Indemnity Agreement, dated December 15, 2020, between the Registrant and Karen G. Mills (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

Exhibit Number	Description
10.14	Administrative Services Agreement, dated December 15, 2020, by and between the Registrant and an affiliate of Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 24th day of May, 2021.

Churchill Capital Corp V

By:	/s/ Jay Taragin
Name:	Jay Taragin
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein	Chief Executive Officer,	May 24, 2021
(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	May 24, 2021
Jay Taragin	(Principal Financial and Accounting Officer)

CHURCHILL CAPITAL CORP V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020, have been restated.

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

Melville, NY

March 30, 2021 except for the effects of the restatement discussed in Note 2, as to which the date is May 24, 2021

CHURCHILL CAPITAL CORP V
BALANCE SHEET
DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,505,116
Prepaid expenses	22,000
Total Current Assets	1,527,116

Cash and marketable securities held in Trust Account	499,983,052
TOTAL ASSETS	$501,510,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$52,691
Warrant liabilities	27,480,000
Deferred underwriting payable	17,500,000
Total Liabilities	45,032,691

Commitments and Contingencies

Class A common stock subject to possible redemption 45,149,278 shares at redemption value	451,477,475

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 4,850,722 issued and outstanding (excluding 45,149,278 shares subject to possible redemption)	485
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	9,866,857
Accumulated deficit	(4,868,590)
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,510,168

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP V

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$67,626
Loss from operations	(67,626)

Other income(expense)

Change in fair value of warrant liabilities	(4,105,000)
Transaction costs attributable to warrant liabilities	(679,016)
Interest earned on marketable securities held in Trust Account	8,159
Unrealized loss on marketable securities held in Trust Account	(25,107)
Other expense, net	(4,800,964)

Net loss	$(4,868,590)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	45,566,605

Basic and diluted net loss per common share, Class A Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,568,466

Basic and diluted net loss per share, Non-redeemable common stock	$(0.42)

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP V

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER

31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 50,000,000 Units, net of underwriting discounts and offering expenses	50,000,000	5,000	—	—	461,316,067	—	461,321,067
Forfeiture of Founder Shares	—	—	(437,500)	(44)	44	—	—

Class A common stock subject to possible redemption	(45,149,278)	(4,515)	—	—	(451,472,961)	—	(451,477,475)

Net loss	—	—	—	—	—	(4,868,590)	(4,868,590)
Balance – December 31, 2020	4,850,722	$485	12,500,000	$1,250	$9,866,857	$(4,868,590)	$5,000,002

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP V

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,868,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,105,000
Transaction costs attributable to warrant liabilities	679,016
Interest earned on marketable securities held in Trust Account	(8,159)
Unrealized loss on marketable securities held in Trust Account	25,107
Changes in operating assets and liabilities:
Prepaid expenses	(22,000)
Accrued expenses	52,691
Net cash used in operating activities	(36,935)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	491,050,000
Proceeds from sale of Private Placement Warrants	11,000,000
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(532,949)
Net cash provided by financing activities	501,542,051

Net Change in Cash	1,505,116
Cash – Beginning of period	—
Cash – End of period	$1,505,116

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$455,666,050
Change in value of Class A common stock subject to possible redemption	$4,188,575
Deferred underwriting fee payable	$17,500,000

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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. See Notes 3, 8, 9, 10 and 11.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 18, 2020 (audited)
Total Liabilities	17,500,000	23,375,000	40,875,000
Class A Common Stock Subject to Possible Redemption	479,041,050	(23,375,000)	455,666,050

Class A Common Stock	210	—	210
Additional Paid-in Capital	4,999,541	679,016	5,678,557
Accumulated Deficit	(1,000)	(679,016)	(680,016)

Shareholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	47,904,105	(2,337,500)	45,566,605

Balance sheet as of December 31, 2020
Total Liabilities	$17,552,691	$27,480,000	$45,032,691
Class A Common Stock Subject to Possible Redemption	478,957,475	(27,480,000)	451,477,475

Class A Common Stock	210	275	485
Additional Paid-in Capital	5,083,116	4,783,471	9,866,857
Accumulated Deficit	(84,574)	(4,784,016)	(4,868,590)

Shareholders’ Equity	5,000,002	—	5,000,002

Number of shares subject to redemption	47,897,371	(2,748,093)	45,149,278

Statement of Operations for the period from May 12, 2020 (inception) to December 31, 2020 (audited)

Net loss	$(84,574)	$(4,784,016)	$(4,868,590)
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	47,904,105	(2,337,500)	45,566,605
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,437,495	130,981	11,568,466
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.41)	$(0.42)

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Changes in Stockholders’ Equity for the period from May 12, 2020 (inception) to December 31, 2020 (audited):

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
AS PREVIOUSLY REPORTED	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception)	-	-	-	-	-	-	-
Issuance of Class B common stock	-	-	12,937,500	1,294	23,706	-	25,000
Sale of 50,000,000 Units, net of underwriting discounts	50,000,000	5,000	-	-	473,012,051	-	473,017,051
Sale of 11,000,000 Private Placement Warrants	-	-	-	-	11,000,000	-	11,000,000
Forfeiture of Founder Shares	-	-	(437,500)	(44)	44	-	-
Class A common stock subject to possible redemption	(47,897,371)	(4,790)	-	-	(478,952,685)	-	(478,957,475)
Net Loss						(84,574)	(84,574)
Balance - December 31, 2020	2,102,629	210	12,500,000	1,250	5,083,116	(84,574)	5,000,002

ADJUSTMENTS
Balance - May 12, 2020 (Inception)	-	-	-	-	-	-	-
Issuance of Class B common stock	-	-	-	-	-	-	-
Sale of 50,000,000 Units, net of underwriting discounts	-	-	-	-	(11,695,984)	-	(11,695,984)
Sale of 11,000,000 Private Placement Warrants	-	-	-	-	(11,000,000)	-	(11,000,000)
Forfeiture of Founder Shares	-	-	-	-	-	-	-
Class A common stock subject to possible redemption	2,748,093	275	-	-	27,479,724	-	27,480,000
Net Loss	-	-	-	-	-	(4,784,016)	(4,784,016)
Balance - December 31, 2020	2,748,093	275	-	-	4,783,740	(4,784,016)	-

AS ADJUSTED
Balance - May 12, 2020 (Inception)	-	-	-	-	-	-	-
Issuance of Class B common stock	-	-	12,937,500	1,294	23,706	-	25,000
Sale of 50,000,000 Units, net of underwriting discounts	50,000,000	5,000	-	-	461,316,067	-	461,321,067
Sale of 11,000,000 Private Placement Warrants	-	-	-	-	-	-	-
Forfeiture of Founder Shares	-	-	(437,500)	(44)	44	-	-
Class A common stock subject to possible redemption	(45,149,278)	(4,515)	-	-	(451,472,961)	-	(451,477,475)
Net Loss						(4,868,590)	(4,868,590)
Balance - December 31, 2020	4,850,722	485	12,500,000	1,250	9,866,857	(4,868,590)	5,000,002

	As
	Previously		As
	Reported	Adjustments	Restated
Statement of Cash Flows for the period from May 12, 2020 (inception) to December 31, 2020

Net loss	$(84,574)	$(4,784,016)	$(4,868,590)
Change in fair value of warrant liabilities	—	4,105,000	4,105,000
Transaction costs attributable to warrant liabilities	—	679,016	679,016
Initial classification of Class A common stock subject to possible redemption	479,041,050	(27,480,000)	451,561,050

Change in value of Class A common stock subject to possible redemption	(83,575)	(4,021,425)	(4,105,000)

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $26,982,949 of which $8,803,932 were charged to shareholders’ equity upon the completion of the Initial Public Offering, $17,500,000 was allocated to deferred underwriting fees and $679,017 was expensed to the condensed statement of operations.

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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from May 12, 2020 (Inception) Through December 31, 2020
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,368
Unrealized loss on marketable securities held in Trust Account	(22,672)
Net loss attributable to Class A common stock subject to possible redemption	$(15,304)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	45,566,605
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,868,590)
Less: Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(4,868,590)
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,568,466
Basic and diluted net loss per share, Non-redeemable common stock	$(0.42)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Company’s Warrants (see Note 5 and 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 4,850,722 shares of Class A common stock issued and outstanding, excluding 45,149,278 shares of Class A common stock subject to possible redemption.

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

NOTE 9 – WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
Transaction costs incurred in connection with IPO	(2.9)%
State taxes, net of federal tax benefit	0.0%
Loss on warrant liability	(17.7)%
Valuation allowance	(0.4)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$499,983,052

Liabilities:
Warrant Liability – Public Warrants	1	$14,500,000
Warrant Liability – Private Placement Warrants	3	$12,980,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statement of operations.

At issuance, the Warrant Liability for Public Warrants and Private Placement Warrants were valued as of December 15, 2020 using a Monte Carlo simulation and a modified Black Scholes model, respectively, which are considered to be a Level 3 fair value measurements. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CCV WS, and were transferred from a Level 3 fair value to a Level 1 fair value.

The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

As of issuance and December 31, 2020, the estimated fair value of Warrant Liability – Private Placement Warrants were determined using a Black-Scholes valuation and based on the following significant inputs:

	At issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.75	$10.22
Volatility	19.7%	19.7%
Probability of completing a Business Combination	80.0%	80%
Term	5.33	5.33
Risk-free rate	0.54%	0.54%
Dividend yield	0.0%	0.0%

The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CCV WS.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 12, 2020 (inception)	$—	$—	$—
Initial measurement on December 18, 2020	11,000,000	12,375,000	23,375,000
Change in valuation inputs or other assumptions	1,980,000	2,125,000	4,105,000
Fair value as of December 31, 2020	$12,980,000	$14,500,000	$27,480,000

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those mentioned above, that would have required adjustment or disclosure in the financial statements.