Form 10-Q
period 2021-06-30
Churchill Capital Corp V
filed 2021-08-16
CIK 1812234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 50,000,000 shares of Class A common stock, $0.0001 par value and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from May 12, 2020 (inception) through June 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from May 12, 2020 (inception) through June 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from May 12, 2020 (inception) through June 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP V

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$240,814	$1,505,116
Prepaid expenses	550,434	22,000
Total Current Assets	791,248	1,527,116

Marketable securities held in Trust Account	500,054,605	499,983,052
TOTAL ASSETS	$500,845,853	$501,510,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accrued expenses	$237,273	$52,691
Warrant liabilities	50,280,000	27,480,000
Deferred underwriting fee payable	17,500,000	17,500,000
Total Liabilities	68,017,273	45,032,691

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 42,782,857 and 45,149,278 shares at redemption value at as of June 30, 2021 and December 31, 2020, respectively	427,828,570	451,477,475

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 7,217,143 and 4,850,722 shares issued and outstanding (excluding 42,782,857 and 45,149,278 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	722	485
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,250	1,250
Additional paid-in capital	33,515,525	9,866,857
Accumulated deficit	(28,517,487)	(4,868,590)
Total Stockholders’ Equity	5,000,010	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,845,853	$501,510,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from May 12,
			2020
			(Inception)
	Three Months Ended	Six Months Ended	through
	June 30,	June 30,	June 30,
	2021	2021	2020

Operating and formation costs	$602,453	$920,450	$1,000
Loss from operations	(602,453)	(920,450)	(1,000)

Other income (expense):
Change in fair value of warrant liabilities	(17,325,000)	(22,800,000)	—
Interest earned on marketable securities held in Trust Account	3,975	98,435	—
Unrealized loss on marketable securities held in Trust Account	(22,921)	(26,882)	—
Other expense, net	(17,343,946)	(22,728,447)	—

Loss before provision for income taxes	(17,946,399)	(23,648,897)	(1,000)
Benefit from income taxes	—	—	—
Net loss	$(17,946,399)	$(23,648,897)	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	44,570,941	44,858,512	—

Basic and diluted net income per share, Class A common stock subject to redemption	$—	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	17,929,059	17,641,488	11,250,000

Basic and diluted net loss per share, Non-redeemable common stock	$(1.00)	$(1.34)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	4,850,722	$485	12,500,000	$1,250	$9,866,856	$(4,868,590)	$5,000,002

Change in value of common stock subject to redemption	578,337	58	—	—	(5,702,443)	—	(5,702,501)

Net loss	—	—	—	—	—	(5,702,498)	(5,702,498)

Balance — March 31, 2021	5,429,059	543	12,500,000	1,250	15,569,299	(10,571,088)	5,000,004

Change in value of common stock subject to redemption	1,788,084	179	—	—	17,946,226	—	17,946,405

Net loss	—	—	—	—	—	(17,946,399)	(17,946,399)

Balance – June 30, 2021	7,217,143	$722	12,500,000	$1,250	$33,515,525	$(28,517,487)	$5,000,010

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — June 30, 2020	—	$—	12,937,500	1,294	$23,706	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from May 12,
		2020 (Inception)
	Six Months Ended	through
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(23,648,897)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of warrant liabilities	$(22,800,000)	—
Interest earned on marketable securities held in Trust Account	(98,435)	—
Unrealized loss on marketable securities held in Trust Account	26,882	—
Changes in operating assets and liabilities:
Prepaid expenses	(528,434)	—
Accrued expenses	184,582	1,000
Net cash used in operating activities	(1,264,302)	—

Net Change in Cash	(1,264,302)	—
Cash — Beginning	1,505,116	—
Cash — Ending	$240,814	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$52,500
Change in value of Class A common stock subject to possible redemption	$(23,648,906)	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules). If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one-hundred percent (100)% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00 in the Initial Public Offering.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds on deposit in the Trust Account to below (i) $10.00 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals. This liability will not apply with respect to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Company due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in the Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2021, the Company had not withdrawn any amount to pay income taxes or permitted withdrawals.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and modified Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses and permanent differences. As of June 30, 2021, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s statements of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period
			from May 12,
	Three		2020
	Months		(Inception)
	Ended	Six Months Ended	through
	June 30,	June 30,	June 30,
	2021	2021	2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$3,402	$84,231	$—
Unrealized loss on investments held in Trust Account	(19,613)	(23,003)	—
Less: Company’s portion available to be withdrawn to pay taxes	—	(61,228)	—
Net income allocable to Class A common stock subject to possible redemption	$(16,211)	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	44,570,941	44,858,512	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(17,946,399)	$(23,648,897)	$(1,000)
Less: Income allocable to Class A common stock subject to possible redemption	—	—	—
Non-Redeemable Net loss	$(17,946,399)	$(23,648,897)	$—
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	17,929,059	17,641,488	11,250,000
Basic and diluted net loss per share, Non-redeemable Common stock	$(1.00)	$(1.34)	$0.00

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at June 30, 2021.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one (1)  year after the completion of a Business Combination and (B)  the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one-hundred-fifty (150) days after a Business Combination, the Founder Shares will be released from the lock-up.

Administrative Support Agreement

The Company has agreed, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 18, 2020 (the “Registration Rights Agreement”), the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a forty-five (45)-day option from the date of Initial Public Offering to purchase up to 6,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 1,750,000 Public Shares remain available for purchase at a price of $10.00 per Public Share. The underwriters waived the upfront underwriting discount on 5,250,000 Units, resulting in a reduction of the upfront underwriting discount of $1,050,000.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,217,143 and 4,850,722 shares of Class A common stock issued and outstanding, excluding 42,782,857 and 45,149,278 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 12,500,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The shares of the Class B common stock will automatically convert into the shares of Class A common stock at the time of the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of the Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of the Class B common stock shall convert into shares of the Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of the Class A common stock issuable upon conversion of all shares of the Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of the Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in the Business Combination target, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.

NOTE 8. WARRANT LIABILITIES

The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act covering the issuance of the shares of the Class A common issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of the Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of the Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the Warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares of the Class A common stock under applicable blue sky laws to the extent an exemption is not available.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than thirty (30) days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any twenty (20)-trading days within a thirty (30)-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$500,054,605	$499,983,052

Liabilities:
Warrant liability – Public Warrants	1	25,750,000
Warrant liability – Public Warrants	3		14,500,000
Warrant liability – Private Placement Warrants	3	24,530,000	12,980,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the consolidated statements of operations.

The Public and Private Warrants were valued as of December 18, 2020 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CCV WS.

The Private Placement Warrants were valued using a modified Black-Scholes valuation, which is considered to be a Level 3 fair value measurement. As of June 30, 2021 and December 31, 2020, respectively, the estimated fair value of Warrant Liability — Private Placement Warrants were determined based on the following significant inputs:

	Private Warrants	Private Warrants	Public Warrants
	As of	As of	As of
	June 30, 2021	December 31, 2020	December 31, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$10.08	$10.21	$10.22
Volatility	27.5%	19.7%	19.7%
Probability of completing a Business Combination	80.0%	80.0%	80%
Term	5.33	5.33	5.33
Risk-free rate	1.10%	0.54%	0.11%
Dividend yield	0.0%	0.0%	0.0%

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
January 1, 2021	$12,980,000	$14,500,000	$27,480,000
Change in valuation inputs or other assumptions	3,850,000	1,625,000	5,475,000
Fair value as of March 31, 2021	16,830,000	16,125,000	32,955,000
Change in valuation inputs or other assumptions	7,700,000	9,625,000	17,325,000
Fair value as of June 30, 2021	$24,530,000	$25,750,000	$50,280,000

The following table represents the changes in liabilities during the quarter:

	Private Placement	Public
January 1, 2021	$12,980,000	$14,500,000
Change in valuation inputs or other assumptions	11,550,000	0
Transfer out of level 3	0	(14,500,000)
Value of level 3 liabilities as of June 30, 2021	$24,530,000	$0

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. Following the detachment of the warrants from Units on February 5, 2021, the Public Warrants were transferred from Level 3 to Level 1.

NOTE 10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp V. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor V LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $17,946,399, which consists of operating costs of $602,453, increase in fair value of warrant liabilities of $17,325,000 and unrealized loss on marketable securities held in trust account of $22,921 offset by interest earned on marketable securities held in the Trust Account of $3,975,

For the six months ended June 30, 2021, we had a net loss of $23,648,897, which consists of operating costs of $920,450, increase in fair value of warrant liabilities of $22,800,000, an unrealized loss on marketable securities held in our Trust Account of $26,882, offset by interest income on marketable securities held in the Trust Account of $98,435.

For the period from May 12, 2020 (inception) through June 30, 2020, we had a net loss of $1,000, which consists of operating costs of $1,000.

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

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $500,054,605 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, there were no withdrawals made to pay our income taxes and for permitted withdrawals.

For the six months ended June 30, 2021, cash used in operating activities was $1,264,302. Net loss of $23,648,897 was affected by interest earned on marketable securities held in the Trust Account of $98,435 and an increase in fair value of warrant liabilities of $22,800,00, an unrealized loss on of marketable securities of $26,882 and changes in operating assets and liabilities used $343,852 of cash for operating activities.

For the period from May 12, 2020 (inception) through June 30, 2020, cash used in operating activities was $-0-. Net loss of $1,000 was affected by changes in operating assets and liabilities which used $1,000 of cash for operating activities.

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

As of June 30, 2021, we had cash of $240,814. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at or for the three and six month period ending June 30, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $30,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on December 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and modified Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

The Company previously classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Derivative Instruments are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Amended Annual Report on Form 10-K/A filed on May 14, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30,

2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP V

Date: August 16, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)