Form 10-Q
period 2021-09-30
Churchill Capital Corp V
filed 2021-11-19
CIK 1812234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 18, 2021, there were 50,000,000 shares of Class A common stock, $0.0001 par value and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and for the Three Months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 (Restated) and for the three months ended September 30, 2020 and Equity for the period from May 12, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 and for the period from May 12, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP V

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$342,368	$1,505,116
Prepaid expenses	473,624	22,000
Total current assets	815,992	1,527,116

Marketable securities held in Trust Account	500,110,851	499,983,052
TOTAL ASSETS	$500,926,843	$501,510,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$619,048	$52,691
Total current liabilities	619,048	52,691

Convertible promissory note - related party, net of discount	397,898	—
Conversion option liability	199,480	—
Warrant liabilities	31,100,000	27,480,000
Deferred underwriting fee payable	17,500,000	17,500,000
Total liabilities	49,816,426	45,032,691

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of September 30, 2021 and December 31, 2020	500,000,000	499,983,052

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(48,890,833)	(43,506,825)
Total stockholders’ deficit	(48,889,583)	(43,505,575)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$500,926,843	$501,510,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from May 12,
				2020
				(Inception)
	Three Months Ended		Nine Months Ended	through
	September 30,		September 30,	September 30,
	2021	2020	2021	2020

Operating and formation costs	$857,031	$—	$1,777,481	$1,000
Loss from operations	(857,031)	—	(1,777,481)	(1,000)

Other income (expense):
Change in fair value of warrant liabilities	19,180,000	—	(3,620,000)	—
Interest earned on marketable securities held in Trust Account	27,325	—	125,760	—
Unrealized gain on marketable securities held in Trust Account	28,921	—	2,039	—
Change in fair value of conversion option liability	(88,096)		(88,096)
Interest expense - debt discount	(9,282)	—	(9,282)
Other income (expense), net	19,138,868	—	(3,589,579)	—

Net income (loss)	$18,281,837	$—	$(5,367,060)	$(1,000)

Weighted average shares outstanding of Class A common stock	50,000,000	—	50,000,000	—

Basic and diluted net income (loss) income per share, Class A common stock	$0.29	$—	$(0.09)	$—

Weighted average shares outstanding of Class B common stock	12,500,000	11,250,000	12,500,000	11,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.29	$—	$(0.09)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021, as restated	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)

Remeasurement adjustment on redeemable common stock (see Note 2)	—	—	—	—	—	(16,948)	(16,948)

Net loss	—	—	—	—	—	(5,702,498)	(5,702,498)

Balance — March 31, 2021, as restated	—	$—	12,500,000	1,250	—	(49,226,271)	(49,225,021)

Net loss	—	—	—	—	—	(17,946,399)	(17,946,399)

Balance – June 30, 2021, as restated	—	$—	12,500,000	$1,250	$—	$(67,172,670)	$(67,171,420)

Net income	—	—	—	—	—	18,281,837	18,281,837

Balance – September 30, 2021	—	$—	12,500,000	$1,250	$—	$(48,890,833)	$(48,889,583)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION)

THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — June 30, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000

Net loss	—	—	—	—	—	—	—

Balance — September 30, 2020	—	$—	12,937,500	$1,294	$23,706	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from May 12,
		2020 (Inception)
	Nine Months Ended	Through
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,367,060)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	3,620,000	—
Amortization of debt discount	9,282	—
Interest earned on investments held in Trust Account	(125,760)	—
Unrealized loss on marketable securities held in Trust Account	(2,039)	—
Change in value of conversion option liability	88,096	—
Changes in operating assets and liabilities:
Prepaid expenses	(451,624)	—
Accrued expenses	566,357	1,000
Net cash used in operating activities	(1,662,748)	—

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	500,000	150,000
Payment of offering costs	—	(127,292)
Net cash provided by financing activities	500,000	47,708

Net change in cash	(1,162,748)	47,708
Cash – Beginning of period	1,505,116	—
Cash – End of period	$342,368	$47,708

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$16,948	$—
Deferred offering costs included in accrued offering costs	—	$200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on December 15, 2020. On December 18, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor V LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC, generating gross proceeds of $11,000,000, which is described in Note 5.

Transaction costs amounted to $26,982,949, consisting of $8,950,000 of underwriting fees, net of $1,050,000 reimbursed from the underwriters (see Note 7), $17,500,000 of deferred underwriting fees and $532,949 of other offering costs.

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules). If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 6) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00 in the Initial Public Offering.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021 and for the periods ended December 31, 2020, March 31, 2021, and June 30, 2021, the Company’s management became aware of informal communications between the staff of the SEC and certain other registrants and their independent registered public accounting firm. Once aware of these communications, the Company’s management re-evaluated the Company’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of the redeemable shares of Class A Common Stock issued as part of the units sold in the Initial Public Offering. The Company had previously classified a portion of the Public Shares in permanent equity because, although the Company did not specify a maximum redemption threshold, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Based on such re-evaluation, the Company’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. The Company’s management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, the Company’s management has concluded that temporary equity should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value.  In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement of previously issued financial statements to adjust the initial carrying value of the shares of Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Class A Common Stock.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of December 18, 2020	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$455,666,050	$44,333,950	$500,000,000
Class A common stock	$443	$(443)	$—
Additional paid-in capital	$5,678,325	$(5,678,325)	$—
Accumulated deficit	$(680,017)	$(38,655,182)	$(39,335,199)
Total stockholders' equity (deficit)	$5,000,001	$(44,333,950)	$(39,333,949)
Number of shares subject to redemption	45,566,605	4,433,395	50,000,000

Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$451,477,475	$48,505,577	$499,983,052
Class A common stock	$485	$(485)	$—
Additional paid-in capital	$9,866,857	$(9,866,857)	$—
Accumulated deficit	$(4,868,590)	$(38,638,235)	$(43,506,825)
Total stockholders' equity (deficit)	$5,000,002	$(48,505,577)	$(43,505,575)
Number of shares subject to redemption	45,149,278	4,850,722	50,000,000

Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$445,774,975	$54,225,025	$500,000,000
Class A common stock	$543	$(543)	$—
Additional paid-in capital	$15,569,299	$(15,569,299)	$—
Accumulated deficit	$(10,571,088)	$(38,655,183)	$(49,226,271)
Total stockholders' equity (deficit)	$5,000,004	$(54,225,025)	$(49,225,021)
Number of shares subject to redemption	44,570,941	5,429,059	50,000,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$427,828,570	$72,171,430	$500,000,000
Class A common stock	$722	$(722)	$—
Additional paid-in capital	$33,515,525	$(33,515,525)	$—
Accumulated deficit	$(28,517,487)	$(38,655,183)	$(67,172,670)
Total stockholders' equity (deficit)	$5,000,010	$(72,171,430)	$(67,171,420)
Number of shares subject to redemption	42,782,857	7,217,143	50,000,000

Condensed Statement of Changes in Stockholders' Equity (Deficit) as of December 31, 2020
Sale of 50,000,000 Units, net of underwriting discounts and offering expenses	$461,321,067	(461,321,067)	—
Class A common stock subject to redemption	$(451,477,475)	451,477,475	—
Remeasurement for Class A common stock to redemption amount	$—	(38,661,985)	(38,661,985)

Condensed Statement of Changes in Stockholders' Equity (Deficit) as of March 31, 2021 (unaudited)
Change in value of common stock subject to redemption	$5,702,501	(5,702,501)	—
Remeasurement for Class A common stock to redemption amount	$—	(16,948)	(16,948)

Condensed Statement of Changes in Stockholders' Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	$17,946,405	(17,946,405)	—

Statement of Cash Flows for the Period from May 12, 2020 (inception) to December 31, 2020 (audited)
Remeasurement for Class A common stock subject to possible redemption	$455,666,050	$44,333,950	$500,000,000
Remeasurement adjustment on redeemable common stock	$(4,188,575)	4,171,627	(16,948)

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Remeasurement adjustment on redeemable common stock	$5,702,500	(5,702,500)	—

Statement of Cash Flows for the three months ended June 30, 2021 (unaudited)
Remeasurement adjustment on redeemable common stock	$(23,648,906)	23,648,906	—

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

Statement of Operations for the period from May 12, 2020 (inception) to December 31, 2020	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	45,566,605	$(45,566,605)	$—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	11,568,466	(11,568,466)	—
Basic and diluted net loss per common share, Class B common stock	$(0.42)	$0.42	$—
Weighted average shares outstanding of Class A common stock	—	2,801,724	2,801,724
Basic and diluted net income (loss) income per share, Class A common stock	$—	$(0.34)	$(0.34)
Weighted average shares outstanding of Class B common stock	—	11,320,043	11,320,043
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.34)	$(0.34)

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	45,149,278	$(45,149,278)	$—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	17,350,722	(17,350,722)	—
Basic and diluted net loss per common share, Class B common stock	$(0.33)	$0.33	$—
Weighted average shares outstanding of Class A common stock	—	50,000,000	50,000,000
Basic and diluted net income (loss) income per share, Class A common stock	$—	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B common stock	—	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.09)	$(0.09)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	44,570,941	$(44,570,941)	$—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	17,929,059	(17,929,059)	—
Basic and diluted net loss per common share, Class B common stock	$(1.00)	$1.00	$—
Weighted average shares outstanding of Class A common stock	—	50,000,000	50,000,000
Basic and diluted net income (loss) income per share, Class A common stock	$—	$(0.29)	$(0.29)
Weighted average shares outstanding of Class B common stock	—	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.29)	$(0.29)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	44,858,512	$(44,858,512)	$—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	17,641,488	(17,641,488)	—
Basic and diluted net loss per common share, Class B common stock	$(1.34)	$1.34	$—
Weighted average shares outstanding of Class A common stock	—	50,000,000	50,000,000
Basic and diluted net income (loss) income per share, Class A common stock	$—	$(0.38)	$(0.38)
Weighted average shares outstanding of Class B common stock	—	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.38)	$(0.38)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in the Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2021, the Company had not withdrawn any amount to pay income taxes or permitted withdrawals. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a modified Black-Scholes valuation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	$(12,375,000)
Class A common stock issuance costs	$(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	$38,661,985
Class A common stock subject to redemption, December 31, 2020	$499,983,052
Plus:
Remeasurement of carrying value to redemption value	$16,948
Class A common stock subject to possible redemption, September 30, 2021	$500,000,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses and permanent differences. As of September 30, 2021, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

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

Net income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts).

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

					For the Period from
	Three Months Ended		Nine Months Ended		May 12, 2020 (Inception)
	September 30, 2021		September 30, 2021		through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$14,625,470	$3,656,367	$(4,293,648)	$(1,073,412)	—	(1,000)
Denominator:
Basic and diluted weighted average stock outstanding	50,000,000	12,500,000	50,000,000	12,500,000		11,250,000
Basic and diluted net income (loss) per common share	$0.29	$0.29	$(0.09)	$(0.09)	—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Company’s warrants liabilities and conversion option liability (see Notes 5 and 10).

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its option to purchase an additional 5,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $ 11,000,000 . Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 9).

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at September 30, 2021.

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

Administrative Support Agreement

The Company has agreed, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively.

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from Company to an affiliate of the Sponsor will no longer be payable by Company but will accrue as a contingent liability, payable upon completion of an initial business combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $500,000. Subsequent to September 30, 2021, the Company borrowed an additional $500,000, the principal balance of the Promissory Note amounted to an aggregate of $1,000,000 (see Note 11).

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using the Black-Scholes option pricing formula, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

			August 30,
			2021
		September 30,	(Initial
		2021	Measurement)
Underlying warrant value		$0.3990	$0.2228
Exercise price		$1.00	$1.00
Holding period		0.25	0.25
Risk-free rate	%	1.13%	0.91%
Volatility	%	19.5%	17.7%
Dividend yield	%	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Fair value as of January 1, 2021	$—
Initial measurement on August 30, 2021	111,384
Change in fair value	88,096
Fair value as of September 30, 2021	$199,480

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which is assumed to mature in August 2022, the Company's expected Business Combination date. During the three and nine months ended September 30, 2021, the Company recorded $9,282 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at September 30, 2021 amounted to $102,102.

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

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Legal Fees

As of September 30, 2021, the Company incurred legal fees of $12,000. These fees will only become due and payable upon the consummation of an initial Business Combination

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 12,500,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The shares of the Class B common stock will automatically convert into the shares of Class A common stock at the time of the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of the Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of the Class B common stock shall convert into shares of the Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of the Class A common stock issuable upon conversion of all shares of the Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of the Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

As of September 30, 2021 there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$500,110,851	$499,983,052

Liabilities:
Warrant liability – Public Warrants	1	16,250,000	—
Warrant liability – Public Warrants	3	—	14,500,000
Warrant liability – Private Placement Warrants	3	14,850,000	12,980,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed statements of operations.

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

The Private Placement Warrants were valued using a modified Black-Scholes valuation, which is considered to be a Level 3 fair value measurement. As of September 30, 2021 and December 31, 2020, respectively, the estimated fair value of the Private Placement Warrants were determined based on the following significant inputs:

	Private Warrants	Private Warrants	Public Warrants
	As of	As of	As of
	September 30, 2021	December 31, 2020	December 31, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.78	$10.21	$10.22
Volatility	19.5%	19.7%	19.7%
Probability of completing a Business Combination	80.0%	80.0%	80.0%
Term	5.25	5.33	5.33
Risk-free rate	1.13%	0.54%	0.11%
Dividend yield	0.0%	0.0%	0.0%

CHURCHILL CAPITAL CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
January 1, 2021	$12,980,000	$14,500,000	$27,480,000
Change in valuation inputs or other assumptions	3,850,000	1,625,000	5,475,000
Fair value as of March 31, 2021	16,830,000	16,125,000	32,955,000
Change in valuation inputs or other assumptions	7,700,000	9,625,000	17,325,000
Fair value as of June 30, 2021	24,530,000	$25,750,000	$50,280,000
Change in valuation inputs or other assumptions	(9,680,000)	(9,500,000)	(19,180,000)
Fair value as of September 30, 2021	$14,850,000	16,250,000	31,100,000

The following table represents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public
January 1, 2021	$12,980,000	$14,500,000
Change in valuation inputs or other assumptions	1,870,000	—
Transfer out of level 3	—	(14,500,000)
Value of level 3 liabilities as of September 30, 2021	$14,850,000	$—

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. Following the detachment of the warrants from Units on February 5, 2021, the Public Warrants were transferred from Level 3 to Level 1.

NOTE 11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than the below.

On October 22, 2021 the Company borrowed $500,000 against the Convertible Promissory Note disclosed in note 6. the principal balance of the Promissory Note amounted to an aggregate of $1,000,000. As of this filing there is $500,000 available for withdrawal under the Convertible Promissory Note.

On November 16, 2021, the Company entered into a promissory note (the “Promissory Note”), bearing interest of 1.0% per annum with the sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000. The Promissory Note is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference. Any borrowed amounts against the Promissory Note are due upon a successful Business Combination or SPAC dissolution, if funds are available. As of this filing, there is $1,000,000 available for withdrawal under the Promissory Note.

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from Company to an affiliate of the Sponsor will no longer be payable by Company but will accrue as a contingent liability, payable upon completion of an initial business combination. The Amendment is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $18,281,837, which consists of a change in the fair value of warrant liabilities of $19,180,000, an unrealized gain on marketable securities held in Trust Account of $28,921 and interest earned on marketable securities held in the Trust Account of $27,325, offset by operating costs of $857,031, change in fair value of conversion option liability of $88,096, interest expense of $9,282.

For the nine months ended September 30, 2021, we had a net loss of $5,367,060, which consists of operating costs of $1,777,481, a change in the fair value of warrant liabilities of $3,620,000, change in fair value of conversion option liability $88,096, and interest expense of $9,282, offset by an unrealized gain on marketable securities held in our Trust Account of $2,039 and interest income on marketable securities held in the Trust Account of $125,760.

For the period from May 12, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consists of operating costs of $1,000.

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

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $500,110,851 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, there were no withdrawals made to pay our income taxes and for permitted withdrawals.

For the nine months ended September 30, 2021, cash used in operating activities was $1,662,748. Net loss of $5,367,060 was affected by interest earned on marketable securities held in the Trust Account of $125,760, an unrealized gain on of marketable securities of $2,039, a change in the fair value of warrant liabilities of $3,620,000, change in value of conversion option liability of $88,096, and amortization of debt discount of $9,282. Changes in operating assets and liabilities provided $114,733 of cash for operating activities.

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

As of September 30, 2021, we had cash of $342,368. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at or for the three and nine months period ending September 30, 2021.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of December 18, 2021 and our financial statements for the periods ended December 31, 2020, March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On November 16, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor, which may be drawn down by the Company from time to time upon written notice to the Sponsor. The Note does bears interest of 1.0% per annum and is repayable in full upon the earlier of (i) the date of consummation of the Company’s initial business combination, and (ii) the winding up of the Company. The Note is subject to customary events of default, the occurrence of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The disclosure set forth herein is intended to be a summary only and is qualified in its entirety by reference to the Note, which is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from Company to an affiliate of the Sponsor will no longer be payable by Company but will accrue as a contingent liability, payable upon completion of an initial business combination. The Amendment is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated November 16, 2021, issued by Churchill Capital Corp V to Churchill Sponsor V LLC
10.2	Amendment to Administrative Services Agreement, by and between Churchill Capital Corp V and an affiliate of the Sponsor
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP V

Date: November 18, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)