Form 10-K/A
period 2020-12-31
Churchill Capital Corp V
filed 2021-12-27
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

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

As of December 23, 2021, there were 50,000,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Churchill Capital Corp V (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”) and amended on May 24, 2021 (the “First Amended Filing”), as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures included in the Original Filing and the First Amended Filing as of and for the period ended December 31, 2020 and the balance sheet as of December 18, 2020.

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”) 480-10-S99-3A “Distinguishing Liabilities from Equity” provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, management concluded that all common stock subject to possible redemption value should be carried at redemption value as temporary equity outside of stockholders’ equity. As a result of this error, management has concluded that temporary equity and permanent equity as of and for the period ended December 31, 2020, and as of December 18, 2020, should be restated in this Amendment (see Note 2). Subsequent reporting periods were restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021 and Form 10-QA filed with the SEC on December 23, 2021. These restatements result in a change in the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Further, as a result of this Amendment, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing and the First Amended Filing should no longer be relied upon. On November 19, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Filing and the First Amended Filing.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors described above, and the filing of the First Amended Filing and this Amendment, a material weakness exists in the Company’s internal control over financial reporting related to the Company’s accounting for complex financial instruments. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to its financial statements, including enhanced training of personnel and increased communication among personnel and third-party professionals with whom the Company consults regarding application of complex financial instruments. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 9A, “Controls and Procedures” of this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or the First Amended Filing,and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or the date of the First Amended Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing, the First Amended Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing or First Amended Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing and First Amended Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing or First Amended Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Forward-looking statements in this annual report may include, for example, statements about:

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•	being a newly incorporated company with no operating history and no revenues;

•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public stockholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	the performance of the prospective target business or businesses;

•	our ability to select an appropriate target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers and directors

•	to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our stockholders;

•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to obtain additional financing to complete our initial business combination;

•	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

•	our ability to redeem your unexpired warrants prior to their exercise;

•	our public securities’ potential liquidity and trading; and

•	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

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

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of December 18, 2020 and our financial statements for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

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

The following table summarizes the relevant data for our business as of December 31, 2020, as restated, and should be read with our financial statements, which are included in this 10-K/A:

For the period from May 12, 2020 (inception) through December 31, 2020 (as restated)
Income Statement Data:
Loss from operations	$(67,626)
Net loss	(4,868,590)

December 31, 2020
Balance Sheet Data:
Cash	$1,505,116
Marketable securities held in trust account	499,983,052
Total assets	501,510,168
Total liabilities	45,032,691
Common stock subject to possible redemption	499,983,052
Total stockholders’ deficit	(43,505,575)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original 10-K or the First Amended Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

Additionally, Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals..

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

*         Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 23rd day of December, 2021.

Churchill Capital Corp V

By:	/s/ Jay Taragin
Name:	Jay Taragin
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein	Chief Executive Officer,	December 23, 2021
(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	December 23, 2021
Jay Taragin	(Principal Financial and Accounting Officer)

CHURCHILL CAPITAL CORP V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Churchill Capital Corp V

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Churchill Capital Corp. V (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from May 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Notes 2 and 3 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 30, 2021 (except for the effects of the restatement discussed in Amendment No. 1 of Note 2 and 3 as to which the date is May 24, 2021 and effects of restatement discussed in Amendment No. 2 of Note 2 and 3 and Note 8 Paragraph 2, as to which the date is December 23, 2021)

CHURCHILL CAPITAL CORP V
BALANCE SHEET
DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,505,116
Prepaid expenses	22,000
Total Current Assets	1,527,116

Cash and marketable securities held in Trust Account	499,983,052
TOTAL ASSETS	$501,510,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$52,691
Warrant liabilities	27,480,000
Deferred underwriting payable	17,500,000
Total Liabilities	45,032,691

Commitments and Contingencies

Class A common stock subject to possible redemption 50,000,000 shares at redemption value	499,983,052

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	—
Accumulated deficit	(43,506,825)
Total Stockholders’ Deficit	(43,505,575)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$501,510,168

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP V

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$67,626
Loss from operations	(67,626)

Other income(expense)

Change in fair value of warrant liabilities	(4,105,000)
Transaction costs attributable to warrant liabilities	(679,016)
Interest earned on marketable securities held in Trust Account	8,159
Unrealized loss on marketable securities held in Trust Account	(25,107)
Other expense, net	(4,800,964)

Net loss	$(4,868,590)

Basic and diluted weighted average shares outstanding, Class A Common stock	2,801,724,

Basic and diluted net loss per common share, Class A Common stock	$(0.34)

Basic and diluted weighted average shares outstanding, Class B Common stock	11,320,043

Basic and diluted net loss per share, Class B Common stock	$(0.34)

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP V

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Remeasurement for Class A common stock to redemption amount	—	—	—	—	(23,750)	(38,655,182)	(38,678,932)
Forfeiture of Founder Shares	—	—	(437,500)	(44)	44	—	—

Change in Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	16,947	16,947

Net loss	—	—	—	—	—	(4,868,590)	(4,868,590)
Balance – December 31, 2020	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP V

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,868,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,105,000
Transaction costs attributable to warrant liabilities	679,016
Interest earned on marketable securities held in Trust Account	(8,159)
Unrealized loss on marketable securities held in Trust Account	25,107
Changes in operating assets and liabilities:
Prepaid expenses	(22,000)
Accrued expenses	52,691
Net cash used in operating activities	(36,935)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	491,050,000
Proceeds from sale of Private Placement Warrants	11,000,000
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(532,949)
Net cash provided by financing activities	501,542,051

Net Change in Cash	1,505,116
Cash – Beginning of period	—
Cash – End of period	$1,505,116

Non-Cash investing and financing activities:
Remeasurement for Class A common stock subject to possible redemption	$500,000,000
Remeasurement adjustment on redeemable common stock	$(16,948)
Deferred underwriting fee payable	$17,500,000

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

Amendment 1

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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 18, 2020 (audited)
Total Liabilities	17,500,000	23,375,000	40,875,000
Class A Common Stock Subject to Possible Redemption	479,041,050	(23,375,000)	455,666,050

Class A Common Stock	210	—	210
Additional Paid-in Capital	4,999,541	679,016	5,678,557
Accumulated Deficit	(1,000)	(679,016)	(680,016)

Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	47,904,105	(2,337,500)	45,566,605

Balance sheet as of December 31, 2020
Total Liabilities	$17,552,691	$27,480,000	$45,032,691
Class A Common Stock Subject to Possible Redemption	478,957,475	(27,480,000)	451,477,475

Class A Common Stock	210	275	485
Additional Paid-in Capital	5,083,116	4,783,471	9,866,857
Accumulated Deficit	(84,574)	(4,784,016)	(4,868,590)

Stockholders’ Equity	5,000,002	—	5,000,002

Number of shares subject to redemption	47,897,371	(2,748,093)	45,149,278

Statement of Operations for the period from May 12, 2020 (inception) to December 31, 2020 (audited)

Net loss	$(84,574)	$(4,784,016)	$(4,868,590)
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	47,904,105	(2,337,500)	45,566,605
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,437,495	130,981	11,568,466
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.41)	$(0.42)

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Changes in Stockholders’ Equity for the period from May 12, 2020 (inception) to December 31, 2020 (audited):

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
AS PREVIOUSLY REPORTED
Balance - May 12, 2020 (Inception)	-	-	-	-	-	-	-
Issuance of Class B common stock	-	-	12,937,500	1,294	23,706	-	25,000
Sale of 50,000,000 Units, net of underwriting discounts	50,000,000	5,000	-	-	473,012,051	-	473,017,051
Sale of 11,000,000 Private Placement Warrants	-	-	-	-	11,000,000	-	11,000,000
Forfeiture of Founder Shares	-	-	(437,500)	(44)	44	-	-
Class A common stock subject to possible redemption	(47,897,371)	(4,790)	-	-	(478,952,685)	-	(478,957,475)
Net Loss						(84,574)	(84,574)
Balance - December 31, 2020	2,102,629	210	12,500,000	1,250	5,083,116	(84,574)	5,000,002

ADJUSTMENTS
Balance - May 12, 2020 (Inception)	-	-	-	-	-	-	-
Issuance of Class B common stock	-	-	-	-	-	-	-
Sale of 50,000,000 Units, net of underwriting discounts	-	-	-	-	(11,695,984)	-	(11,695,984)
Sale of 11,000,000 Private Placement Warrants	-	-	-	-	(11,000,000)	-	(11,000,000)
Forfeiture of Founder Shares	-	-	-	-	-	-	-
Class A common stock subject to possible redemption	2,748,093	275	-	-	27,479,724	-	27,480,000
Net Loss	-	-	-	-	-	(4,784,016)	(4,784,016)
Balance - December 31, 2020	2,748,093	275	-	-	4,783,740	(4,784,016)	-

AS ADJUSTED
Balance - May 12, 2020 (Inception)	-	-	-	-	-	-	-
Issuance of Class B common stock	-	-	12,937,500	1,294	23,706	-	25,000
Sale of 50,000,000 Units, net of underwriting discounts	50,000,000	5,000	-	-	461,316,067	-	461,321,067
Sale of 11,000,000 Private Placement Warrants	-	-	-	-	-	-	-
Forfeiture of Founder Shares	-	-	(437,500)	(44)	44	-	-
Class A common stock subject to possible redemption	(45,149,278)	(4,515)	-	-	(451,472,961)	-	(451,477,475)
Net Loss						(4,868,590)	(4,868,590)
Balance - December 31, 2020	4,850,722	485	12,500,000	1,250	9,866,857	(4,868,590)	5,000,002

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Amendment 2

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021 and for the period ended December 31, 2020, the Company’s management became aware of informal communications between the staff of the SEC and certain other registrants and their independent registered public accounting firm. Once aware of these communications, the Company’s management re-evaluated the Company’s application of Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) to its accounting classification of the redeemable shares of Class A Common Stock issued as part of the units sold in the Initial Public Offering. The Company had previously classified a portion of the Public Shares in permanent equity because, although the Company did not specify a maximum redemption threshold, the Company’s Amended and Restated Certificate of Incorporation provides that the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Based on such re-evaluation, the Company’s management determined that, in accordance with the ASC 480, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity and therefore all of the Public Shares subject to redemption should be classified outside of permanent equity. The Company’s management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, the Company’s management has concluded that temporary equity should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement of previously issued financial statements to adjust the initial carrying value of the shares of Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Class A Common Stock.

There has been no change in the Company’s total assets, liabilities or operating results.

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported in Form 10K Amendment 1	Adjustment	As Restated
Balance Sheet as of December 18, 2020
Class A common stock subject to possible redemption	$455,666,050	$44,333,950	$500,000,000
Class A common stock	$443	$(443)	$—
Additional paid-in capital	$5,678,325	$(5,678,325)	$—
Accumulated deficit	$(680,017)	$(38,655,182)	$(39,335,199)
Total stockholders' equity (deficit)	$5,000,001	$(44,333,950)	$(39,333,949)
Number of shares subject to redemption	45,566,605	4,433,395	50,000,000

Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$451,477,475	$48,505,577	$499,983,052
Class A common stock	$485	$(485)	$—
Additional paid-in capital	$9,866,857	$(9,866,857)	$—
Accumulated deficit	$(4,868,590)	$(38,638,235)	$(43,506,825)
Total stockholders' equity (deficit)	$5,000,002	$(48,505,577)	$(43,505,575)
Number of shares subject to redemption	45,149,278	4,850,722	50,000,000

Condensed Statement of Changes in Stockholders' Equity (Deficit) as of December 31, 2020
Sale of 50,000,000 Units, net of underwriting discounts and offering expenses	$461,321,067	(461,321,067)	—
Class A common stock subject to redemption	$(451,477,475)	451,477,475	—
Remeasurement for Class A common stock to redemption amount	$—	(38,661,985)	(38,661,985)

Statement of Cash Flows for the Period from May 12, 2020 (inception) to December 31, 2020 (audited)
Supplemental disclosures of non-cash investing and financing activities
Remeasurement for Class A common stock subject to possible redemption	$455,666,050	$44,333,950	$500,000,000
Remeasurement adjustment on redeemable common stock	$(4,188,575)	4,171,627	(16,948)

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

	As Previously Reported in Form 10K Amendment 1	Adjustment	As Restated
Statement of Operations for the period from May 12, 2020 (inception) to December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	45,566,605	$(45,566,605)	$—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	11,568,466	(11,568,466)	—
Basic and diluted net loss per common share, Class B common stock	$(0.42)	$0.42	$—
Weighted average shares outstanding of Class A common stock	—	2,801,724	2,801,724
Basic and diluted net income (loss) income per share, Class A common stock	$—	$(0.34)	$(0.34)
Weighted average shares outstanding of Class B common stock	—	11,320,043	11,320,043
Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.34)	$(0.34)

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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

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

At December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	$(12,375,000)
Class A common stock issuance costs	$(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	$38,678,932
Plus:
Change in Remeasurement of carrying value to redemption value	$16,947
Class A common stock subject to redemption, December 31, 2020	$499,983,052

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $26,982,949 of which $8,803,932 were charged to stockholders’ equity upon the completion of the Initial Public Offering, $17,500,000 was allocated to deferred underwriting fees and $679,017 was expensed to the condensed statement of operations.

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

(Restated, see Note 2 - Amendment 1)

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

(Restated, see Note 2 - Amendment 2)

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Period from May 12, 2020 (Inception) Through December 31, 2020
Allocation of net loss, Class A Common stock	(965,916)

Weighted average shares outstanding, Class A Common stock	2,801,724

Basic and diluted net income (loss) per share, Class A Common stock	$(0.34)

Allocation of net loss, Class B Common stock	$(3,902,674)

Weighted average shares outstanding, Class B Common stock	11,320,043

Basic and diluted net income (loss) per share, Class B Common stock	(0.34)

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares”). On October 19, 2020, the Company effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock and on December 15, 2020, the Company effected a dividend of 0.125 of a share of Class B common stock for each share of Class B common stock, resulting in 12,937,500 shares of Class B common stock being issued and outstanding. All share and per-share amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at December 31, 2020.

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

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

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