Form 10-K
period 2021-12-31
Churchill Capital Corp V
filed 2022-03-31
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number 001-38960

Churchill Capital Corp V
(Exact name of Registrant as specified in its Charter)

Delaware	85-1023777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Fifth Avenue, 12
th
Floor
New York, NY 10019
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (212) 380-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one warrant	CCV.U	New York Stock Exchange
Shares of Class A common stock	CCV	New York Stock Exchange
Warrants	CCV WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒
NO
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  YES    ☒
NO
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒
  YES    ☐  NO
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted
pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
☒
  YES    ☐  NO
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small er reporting company	☒

		Emerging growth company	☒
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was $
503,500,000
.
As of March 18, 2022,

there were
50,000,000
shares of Class A common stock, $0.0001 par value, and
12,500,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location: Melville, NY

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (the “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

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
Our founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 35 year career, including more than two decades at Citigroup Inc. (“Citi”) and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co- CEO, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity.
Our executive offices are located at 640 Fifth Avenue, 12
th
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
Company History
In May 2020, our sponsor purchased an aggregate of 8,625,000 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 19, 2020, we effected a stock dividend of one-third
of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 11,500,000 founder shares. On December 15, 2020, we effected a stock dividend of .125 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 12,937,500 founder shares. On December 18, 2020, our sponsor forfeited at no cost 437,500 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 12,500,000 founder shares. All share and per-share
amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “IPO”).

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
On February 4, 2021, we announced that, commencing February 5, 2021, holders of the 50,000,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “CCV.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “CCV” and “CCV WS,” respectively.
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
Redemption rights for public stockholders upon completion of our initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).
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
If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement related to our initial business combination. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
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
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window (as defined below).
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we have until December 18, 2022, the date that is 24 months from the closing of the IPO (or until March 18, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to December 18, 2022), to complete our initial business combination (the period from the closing of the IPO until December 18, 2022, the “completion window”). If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.
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
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement related to our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes or make other permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors —
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although
we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share in the aggregate or (2) the actual amount per public share held in the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In
the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share in the aggregate; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Item 1A. Risk Factors —

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors included herein
.
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
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such completion window. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the completion window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
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
”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, if they redeem their respective shares for cash in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance and timing of our obligation to redeem 100% of our public shares or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.
Amended and Restated Certificate of Incorporation
Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the completion of our initial business combination. These provisions (other than amendments relating to the election and removal of directors, which require the approval of a majority of at least 90% of our common stock voting in a stockholder meeting) cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and have the discretion to vote in any manner they choose. Prior to an initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
if we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

•
prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (1) receive funds from the trust account; or (2) vote on any initial business combination;

•
although we do not intend to enter into a business combination with a target business that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we seek to complete our initial business combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such a business combination is fair to our company from a financial point of view;

•
if a stockholder vote on our initial business combination is not required by applicable law or stock exchange rules and we do not decide to hold a stockholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•
if required by applicable stock-exchange rules, our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount);

•
if our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon such approval at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares; and

•	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.
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
In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners, as well as members of our board of directors, have formed and are actively engaged in Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in February 2021 and February 2021, respectively. Michael Klein, Mark Klein, Karen Mills and Alan Schrager are members of the board of directors of Churchill Capital Corp VI and Churchill Capital Corp VII. Furthermore, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until February 17, 2023, February 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp. may present additional conflicts of interest in pursuing an acquisition target.

In addition, Mr. Taragin, our Chief Financial Officer, is Chief Financial Officer of M. Klein and Company, Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp.
The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.
Additionally, the engagement of M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination may present certain conflicts of interest. See “Item 1A. Risk Factors —
We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides
.”
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
Our management team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may choose or be required to present potential business combinations or other transactions to M. Klein and Company or third parties, before they present such opportunities to us. Please see “Item 1A. Risk Factors —
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented
” in Part I of this annual report.
Not All Members of Our Management Team are Independent of M. Klein and Company
Our management team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company. Please see
“Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest”
in Part III of this annual report for additional information regarding conflicts of interest relating to our management team.
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
Facilities
We currently maintain our executive offices at 640 Fifth Avenue, 12th Floor, New York, NY 10019. The cost for this space is included in the $30,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
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
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•
our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the
COVID-19
pandemic, the conflict between Russia and Ukraine and related volatility in the financial markets;

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

•
provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers, and limiting our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

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
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business — Manner of Conducting redemptions” for additional information.
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
Our sponsor, officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.
If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors included herein.
If permitted withdrawals and other sources of working capital are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.
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
The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, M. Klein and Company and our Strategic and Operating Partners, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. Please see “
Item 1. Business—Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors
” in Part I of this annual report for a discussion on certain limitations related to other resources M. Klein and Company may, but is under no obligation or other duty to, provide us.
This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “
If third

parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors included herein.
If the funds available to us outside of the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.
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
We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-
shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors included herein.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
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
If
we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject
to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window. Please see “
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors included herein.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time. For example, on March 30, 2022, the SEC proposed several new rules related to special purpose acquisition companies. These and other changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We
may seek to complete a business combination with an operating company in any industry or sector. However, under our amended and restated certificate of incorporation, we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination,

there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.
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
We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion
of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to (1) receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one

at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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
We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.
The net proceeds from our IPO and the sale of the private placement warrants provided us with $500,000,000 that we may use to complete our initial business combination (which includes $17,500,000 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
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
Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business
combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the novel coronavirus
(“COVID-19”)
outbreak.
On March 11, 2020, the World Health Organization officially declared the outbreak of the
COVID-19
a “pandemic.” A significant outbreak of
COVID-19
and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.
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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.
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
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month or 27th month, as applicable, from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
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
We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Moreover, our Class B stockholders are entitled to elect all of our directors prior to the completion of our initial business combination and may elect to do so by written consent without a meeting.
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

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. Similarly, following the consummation of our initial business combination, one or more shareholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.
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
Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.
Our sponsor contributed $25,000, or approximately $0.002 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.
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
The purchase price paid by our sponsor for the founder shares may significantly dilute value of our public shares in the event we consummate an initial business combination, and our sponsor may make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the trading price of our common stock were to materially decline following completion of an initial business combination.
Our sponsor paid an aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. Additionally, our sponsor purchased an aggregate of 11,000,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $11,000,000. As a result, even if the trading price of our common stock significantly declines following a business combination, and assuming our sponsor does not agree to any lock-up or vesting terms for its founder shares in connection with our initial business combination, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock at such time is substantially less than $10.00 per share. Accordingly, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.
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
Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our initial stockholders may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such warrants on any matters submitted to warrantholders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholders may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.
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
We issued warrants to purchase 12,500,000 shares of our Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in the IPO. Simultaneously with the closing of the IPO, we also issued in a private placement an aggregate of 11,000,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 12,500,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.
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
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our sponsor and their transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and are therefore not subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.
In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of

December 18, 2021 and our financial statements included in the Form 10-Q for the quarters ended December 31, 2020, March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.
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
Mr. Schrager is the Portfolio Manager & Senior Partner with Oak Hill Advisors, L.P. (“OHA”), where he shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Schrager serves on various OHA committees, including the compliance, investment strategy, valuation and several fund investment committees.
If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “
Part III, Item 10—Directors, Executive Officers and Corporate Governance
” for a discussion of our officers’ and directors’ other business affairs.
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
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners, as well as members of our board of directors, have formed and are actively engaged in Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in February 2021 and February 2021, respectively. Michael Klein, Mark Klein, Karen Mills and Alan Schrager are also members of the board of directors of Churchill Capital Corp VI and Churchill Capital Corp VII. Furthermore, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until February 17, 2023, February 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

As
described in “
Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest
”, in Part III of this annual report, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.
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
Please see “
Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest
” and “Item 13. Certain Relationships and Related Transactions, and Director Independence
” in Part III of this annual report for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.
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
In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “
Item 1. Business—Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors
” in Part I of this annual report for additional information.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with M. Klein and Company, our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with M. Klein and Company, our sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “
Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest
” in Part III of this annual report. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “
Item 1. Business—Initial Business Combination
” in Part I of this annual report, and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with M. Klein and Company, our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
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
In May 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 19, 2020, we effected a stock dividend of one-third
of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 11,500,000 founder shares. On December 15, 2020, we effected a stock dividend of .125 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 12,937,500 founder shares. On December 18, 2020, our sponsor forfeited at no cost 437,500 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 12,500,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the Initial Public Offering. The founder shares will be worthless if we do not complete an initial business combination.
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
The founder shares are identical to the shares of Class A common stock included in the units being sold in the IPO, except that: (1) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.
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
In connection with the recent restatements of our condensed financial statements, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and government appropriation of assets.
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
Certain agreements, including the underwriting agreement relating to our IPO, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
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
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	Any derivative action or proceeding brought on our behalf;
•	Any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders;
•	Any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Amended and Restated Certificate of Incorporation or the Bylaws; or
•
Any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, except for, as to each of the actions and proceedings noted above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery (C) for which the Court of Chancery does not have subject matter jurisdiction or (D) any action arising under the Securities Act of 1933, as amended, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, this provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Any person or entity purchasing or otherwise acquiring any interest in our securities will be deemed to have notice of and to have consented to this exclusive forum provision of our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find this choice of forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. Additional costs associated with resolving an action in other jurisdictions could materially adversely affect our business, financial condition and results of operations.

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
Holders
Although there are a larger number of beneficial owners, as of March 18, 2022, there was one holder of record of our units, one holder of record of our separately traded Class A common stock, one holder of record of our Class B common stock and one holder of record of our separately traded warrants.
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

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of $2,136,002, which consists of a change in the fair value of warrant liabilities of $4,340,000, interest earned on marketable securities held in the Trust Account of $189,309, Change in fair value of conversion option liability of 46,293 and unrealized gain on marketable securities held in Trust Account of $8,379, offset by operating costs of $2,394,781 and interest expense of $53,198.
For the period from May 12, 2020 (inception) through December 31, 2020, we had a net loss of $4,868,590, which consists of operating costs of $67,626, change in fair value of warrant liability of $4,105,000, transaction costs related to warrant liability of $679,016 and unrealized loss on marketable securities held in Trust Account of $25,107, offset by interest earned on marketable securities held in Trust Account of $8,159.
Liquidity and Capital Resources
On December 18, 2020, we consummated the Initial Public Offering of 50,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriters of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $500,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $11,000,000.
Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $500,000,000 was placed in the Trust Account. We incurred $26,982,949 in transaction costs, including $8,950,000 of underwriting fees, net of $1,050,000 reimbursed from the underwriters, $17,500,000 of deferred underwriting fees and $532,949 of other costs.
As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $500,030,740 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, $150,000 of permitted withdrawals withdrawn for working capital purposes.
For the year ended December 31, 2021, cash used in operating activities was $2,448,275. Net income of $2,136,002 was affected by interest earned on marketable securities held in the Trust Account of $189,309, an unrealized gain on of marketable securities of $8,379, a change in the fair value of warrant liabilities of $4,340,000, change in value of conversion option liability of $46,293, and amortization of debt discount of $53,198. Changes in operating assets and liabilities used $53,494 of cash for operating activities.
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
As of December 31, 2021, we had cash of $206,841. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2021 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Loss per Common Share
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $26,982,949, of which $26,303,933 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $679,016 were charged to operations.
Convertible Debt
The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.
The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.
Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. To supplement existing accounting professionals, we have also engaged a third-party consultant with whom we consult regarding complex accounting applications and through whom we obtain access to accounting literature. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Reports Regarding Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. To supplement existing accounting professionals, we have also engaged a third-party consultant with whom we consult regarding complex accounting applications and through whom we obtain access to accounting literature.
This annual report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Title
Michael Klein	58	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	56	Chief Financial Officer
Alan M. Schrager	53	Director
Dena J. Brumpton	58	Director
William J. Bynum	63	Director
Mark Klein	60	Director
Karen G. Mills	68	Director
Michael Klein
is our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein is also the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VII, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC and Chief Executive Officer, President and Chairman of the Board of Directors of AltC Acquisition Corp., a blank check company whose sponsor is an affiliate of M. Klein and Company. Mr. Klein is currently a Director of Credit Suisse Group AG and Credit Suisse AG. Mr. Klein was the
co-founder
and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein is the brother of Mark Klein, our Director. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his
30-year
career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and
Co-Chief
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
Jay Taragin
is our Chief Financial Officer since May 2020. Mr. Taragin is also the Chief Financial Officer of Churchill Capital Corp VI since December 2020, Chief Financial Officer of Churchill Capital Corp VII since December 2020, Chief Financial Officer of AltC Acquisition Corp. since February 2021 and Chief Financial Officer of M. Klein and Company which he joined in May 2019. He was previously the Chief Financial Officer of Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. Prior to joining M. Klein and Company, Mr. Taragin served as the US Scotiabank Chief

Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a CPA and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.
Alan M. Schrager
is a Director and also a Director of Churchill Capital Corp VI and Churchill Capital Corp VII since January 2022. He is Portfolio Manager & Senior Partner with Oak Hill Advisors, L.P. (“OHA”), where he shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Schrager serves on various OHA committees, including the compliance, investment strategy, valuation and several fund investment committees. Previously, he had senior research responsibility for investments in private credit companies, software, industrials and gaming at OHA and served as a member of the board of directors of OHA Investment Corporation (“OHAI”), a specialty finance company previously managed by OHA, from June 2015 to December 2019, when OHAI merged with Portman Ridge Finance Corporation. Prior to joining OHA in early 2003, Mr. Schrager was a Managing Director of USBancorp Libra, where he was responsible for originating, evaluating and structuring private equity, mezzanine and debt transactions and also held several positions at Primary Network, a data CLEC, including Chief Financial Officer and Interim Chief Executive Officer. He previously worked in the Leveraged Finance and High Yield Capital Markets group at UBS Securities, LLC. He currently serves on the boards of directors of Expro Group Holdings N.V. since October 2021 and New Heights Youth, Inc. since April 2016. Mr. Schrager earned an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from the University of Michigan. Mr. Schrager was selected to serve on our Board of Directors due to his significant financial and leadership experience.
Dena J. Brumpton
is a Director. Ms. Brumpton is currently a
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
William J. Bynum
is a Director. He was previously a Director of Churchill Capital Corp IV, until it completed its business combination. He is the Chief Executive Officer of HOPE (Hope Enterprise Corporation, Hope Credit Union and Hope Policy Institute), a family of organizations founded by him in 1994 that provides financial services; leverages private, public and philanthropic resources; and engages in policy analysis to fulfill its mission of strengthening communities, building assets, and improving lives in economically distressed parts of Alabama, Arkansas, Louisiana, Mississippi and Tennessee. Mr. Bynum serves on the boards of the Aspen Institute, NAACP Legal Defense Fund, and Prosperity Now. He previously chaired the Treasury Department’s Community Development Advisory Board and the Consumer Financial Protection Bureau Consumer Advisory Board. Mr. Bynum is a graduate of the University of North Carolina at Chapel Hill, and has completed executive coursework at the Harvard Business School. Mr. Bynum was selected to serve on our Board of Directors due to his significant financial and leadership experience.
Mark Klein
is a Director and also a Director of Churchill Capital Corp VI and Churchill Capital Corp VII. He was previously a Director of Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He is the President and Chief Executive Officer of Sutter Rock Capital, and has been a director of Sutter Rock Capital since 2011. Since 2010, Mr. Klein has served as a Managing Member and Majority Partner of M. Klein and Company, LLC. Mr. Klein also serves on the Board of Directors for Atlantic Alliance Partnership Corp. and has served as an investment adviser at B. Riley Wealth Management since April 2012. Mr. Klein was a Director of National Holdings Corporation from 2011 to 2014, where he also served as Chief Executive Officer and
Co-
Chairman from March 2013 to December 2014. He served

as a director of New University Holdings Corp., from its inception in 2010 through August 2011, when New University Holdings Corp. merged with ePals, Inc. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer and President and a Director of 57th Street General Acquisition Corp. until it completed a merger with Crumbs Bake Shop. Subsequently, Mr. Klein served as a member of the Board of Directors of Crumbs Bake Shop from May 2011 to March 2014. Mr. Klein is the brother of Michael Klein, our Chief Executive Officer, President and Chairman of our Board of Directors. Mr. Klein has a Bachelor’s degree, with high distinction, in Business Administration from Emory University and an MBA from the J. L. Kellogg School of Management, Northwestern University. Mr. Klein was selected to serve on our Board of Directors due to his significant financial and leadership experience.
Karen G. Mills
is a
Director and also a Director of Churchill Capital Corp VI and Churchill Capital Corp VII. Ms. Mills was previously a Director of Churchill Capital Corp, Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. Ms. Mills currently serves on the board of directors of Skillsoft Corp. and served on the board of Clarivate Plc from May 2019 to January 2021. Ms. Mills is also a member of the Harvard Corporation and a Senior Fellow at Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills was also Vice Chair of the immigration services company Envoy Global from 2014 to 2021. Ms. Mills is the President of MMP Group since October 1993, which invests in financial services, consumer products and technology-enabled solutions businesses. She also serves as Chair of the Advisory Committee for the Private Capital Research Institute since March 2017 and a director of the National Bureau of Economic Research (“NBER”) since September 2018. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School. Ms. Mills was selected to serve on our Board of Directors due to her significant financial and leadership experience.
Number and Terms of Office of Officers and Directors
Our board of directors consists of six members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of William J. Bynum and Karen G. Mills, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Alan M. Schrager and Mark Klein, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dena J. Brumpton and Michael Klein, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board has determined that each of Alan M. Schrager, Dena J. Brumpton, William J. Bynum and Karen G. Mills is an independent director under applicable SEC and NYSE rules.
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
Audit Committee
The members of our audit committee are Alan M. Schrager, Dena J. Brumpton and Karen G. Mills, and Karen G. Mills serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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
Compensation Committee
The members of our Compensation Committee are Alan M. Schrager, Dena J. Brumpton and Karen G. Mills.
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
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Alan M. Schrager, Dena J. Brumpton and Karen G. Mills.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2021, there were no delinquent filers.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees.
You are able to review these documents on our website at https://v.churchillcapitalcorp.com/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on such website promptly following the date of such amendment or waiver.
Corporate Governance Guidelines
Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.
Conflicts of Interest
Our
management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to
us.
Our Strategic and Operating Partners and their personnel, if any, may have a duty to offer acquisition opportunities to clients or other parties. Such persons will have no duty to offer acquisition opportunities to the Company unless presented to them solely in their capacity as a director of the Company and after they have satisfied any contractual and fiduciary obligations to other parties.
As a result, such persons may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. Consequently, we may be precluded from procuring such opportunities. In addition, investment ideas may be suitable both for us and for a Strategic Partner or Operating Partner or any of its clients, and will be directed initially to such persons rather than to us.

In addition, any of our Strategic and Operating Partners or their personnel may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. In particular, the Strategic and Operating Partners, as well as M. Klein and Company, Mr. Klein and members of our board of directors, are actively engaged in Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in February 2021 and February 2021, respectively. Michael Klein, Mark Klein, Karen Mills and Alan Schrager are members of the board of directors of both Churchill Capital Corp VI and Churchill Capital Corp VII. Furthermore, M. Klein and Company, Mr. Klein and the Strategic Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until February 17, 2023, February 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.
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
Our
sponsor, officers and directors may participate in the formation of, or become an officer or director of, another blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

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

With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor owns common stock and warrants and all of our directors currently have an economic interest in our sponsor, our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

•
We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. See “Item 1A. Risk Factors — We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.”

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
Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	Credit Suisse Group AG	Financial services	Director
	Credit Suisse AG	Financial services	Director
	Skillsoft Corp.	Digital learning and talent solutions	Director

Name of Individual	Entity Name	Entity’s Business	Affiliation
	MultiPlan	Healthcare cost management solutions	Director
	Churchill Capital Corp VI	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp VII	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	AltC Acquisition Corp.	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	Churchill Capital Corp VI	Blank check company	Chief Financial Officer
	Churchill Capital Corp VII	Blank check company	Chief Financial Officer
	AltC Acquisition Corp.	Blank check company	Chief Financial Officer
Alan M. Schrager	Oak Hill Advisors, L.P.	Investment	Portfolio Manager and Senior Partner
	Expro Group Holdings N.V.	Energy services provider	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Dena J. Brumpton	Leathwaite Human Capital Limited	Human capital	Director
	Scottish Widows Schroder Wealth Holdings Limited	Financial services holding company	Director
	Maitland International Holdings Limited	Advisory/administration	Director
William J. Bynum	HOPE	Financial services	Chief Executive Officer
Mark Klein	M. Klein and Company	Strategic advice	Managing Member and Majority Partner
	Sutter Rock Capital	Investment	Chief Executive Officer and Director
	Atlantic Alliance Partnership Corp.	Blank check company	Director
	B. Riley Wealth Management	Wealth Management	Investment Advisor
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Karen G. Mills	MMP Group	Private equity	President
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
	Skillsoft Corp.	Digital learning and talent solutions	Director
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
We a
re not prohibited from pursuing an initial business combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Churchill Sponsor V LLC (2)(3)	12,500,000	20%
Michael Klein (2)(3)	12,500,000	20%
Jay Taragin	—	—
Alan M. Schrager	—	—
Dena J. Brumpton	—	—
William J. Bynum	—	—
Mark Klein	—	—
Karen G. Mills	—	—
D.E. Shaw Valence Portfolios, LLC (4)	4,950,000	9.9%
Magnetar Financial (5)	2,500,000	5%
Millennium Management LLC (6)	4,387,150	8.8%
All officers and directors as a group (7 individuals)	12,500,000	20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Churchill Capital Corp V, 640 Fifth Avenue, 12th Floor, New York, NY 10019.
(2)
Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment.

(3)
Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor V LLC. The shares beneficially owned by Churchill Sponsor V LLC may also be deemed to be beneficially owned by Mr. Klein.

(4)
According to Schedule 13G, filed on February 14, 2022 by D.E. Shaw Valence Portfolios, LLC, D.E. Shaw & Co., LLC, D.E. Shaw & Co., LP and David E. Shaw (collectively, the “D.E. Shaw Parties”), the business address of such parties is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036. The D.E. Shaw Parties hold 4,950,000 shares of Class A common stock. Such securities are held through D.E. Shaw Valence Portfolios, LLC, a Delaware limited liability company, that holds 3,712,435 shares of Class A common stock (the “Valence Shares”) and D.E. Shaw & Co. LLC, a Delaware limited liability company, which holds a total of 4,950,000 including the Valence shares and 1,237,565 shares held in the name of D.E. Shaw Oculus Portfolios, LLC. Mr. David E. Shaw, a United States citizen, does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., LP, which in turn is the investment adviser of D. E. Shaw Valence Portfolios, LLC and D. E. Shaw Oculus Portfolios, LLC, and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., LLC, which in turn is the manager of D. E. Shaw Valence Portfolios, LLC and D. E. Shaw Oculus Portfolios, LLC, David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 4,950,000 shares as described above constituting 9.9% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 4,950,000 shares.

(5)
According to Schedule 13G, filed on January 14, 2022 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13 th
Floor, Evanston, Illinois 60201. The Magnetar Parties hold 2,500,000 shares of Class A common stock. Such securities are held through

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
(6)
According to Schedule 13G, filed on February 3, 2022 by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), Riverview Group LLC (“Riverview”), ICS Opportunities, Ltd. (“ICS Opportunities), ICS Opportunities II LLC (“ICS Opportunities II), Millennium International Management LP (“Millennium International Management”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”) and Israel A. Englander (“Mr. Englander”) (collectively, the “Millennium Parties”), the business address of such parties is 399 Park Avenue, New York, New York 10022. The Millennium Parties hold 4,387,150 shares of Class A common stock. Such securities are held by (i) Integrated Core Strategies, a Delaware limited liability company, which beneficially owned 500,000 shares of the Class A Common Stock, (ii) Riverview, a Delaware limited liability company, which beneficially owned 0 shares of the Class A common stock; (iii) ICS Opportunities, a Cayman Islands exempted company, which beneficially owned 1,105,600 shares of the Class A Common Stock, (iv) ICS Opportunities II, a Cayman Islands exempted company, which beneficially owned 23,450 shares of the Class A Common Stock; (v) Millennium International Management LP, a Delaware limited partnership, which beneficially owned 1,129,050 shares of Class A common stock and (vi) Millennium Group Management LLC, a Delaware limited liability company, Millennium Group Management LLC, a Delaware limited liability company, and Mr. Israel A. Englander, a citizen of the United States of America, which beneficially owned 1,629,050 shares of the Class A common stock. Millennium Management, is the general partner of the managing member of Integrated Core Strategies and ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. Millennium Group Management, is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The managing member of Millennium Group Management is a trust of which Mr. Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities.

Our sponsor beneficially owns 20.0% of the issued and outstanding shares of our common stock. Our sponsor has the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.
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
Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 11,000,000 private placement warrants at a price of $1.00 per warrant, or $11,000,000 in the aggregate. An aggregate of $500,000,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
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
Michael
Klein, Alan M. Schrager, Dena J. Brumpton, William J. Bynum, Mark Klein and Karen G. Mills, all of whom are directors, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor.
As
described in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to
us.
In May 2020, our sponsor agreed to loan us up to $600,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the IPO. We borrowed $200,000 under this promissory note and repaid the full outstanding balance of the promissory note on December 18, 2020.

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
In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee are required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.
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

•
at the closing of our initial business combination, a customary financial advisory fee to M. Klein and Company, or another affiliate of our sponsor, in an amount that constitutes a market standard financial advisory fee for comparable transactions;

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
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Alan M. Schrager, Dena J. Brumpton, William J. Bynum and Karen G. Mills is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled sessions at which only independent directors are present.

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
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020 totaled $139,565 and $50,470. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020.
Tax Fees.
We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020.
All Other Fees.
We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020.

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
(a)    The following documents are filed as part of this annual report:
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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

4.4	Warrant Agreement, dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

Exhibit Number	Description

10.1	Promissory Note, dated May 13, 2020, issued to Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

10.2	Letter Agreement, dated December 15, 2020, among the Registrant and its officers, directors and Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.3	Investment Management Trust Agreement, dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.4	Registration Rights Agreement, dated December 15, 2020, among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.5	Subscription Agreement, dated May 13, 2020, between the Registrant and Churchill Sponsor V LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

10.6	Private Placement Warrants Purchase Agreement, dated December 15, 2020, between the Registrant and Churchill Sponsor V LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.7	Indemnity Agreement, dated December 15, 2020, between the Registrant and Michael Klein (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.8	Indemnity Agreement, dated December 15, 2020, between the Registrant and Jay Taragin (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.9	Indemnity Agreement, dated December 15, 2020, between the Registrant and Dena J. Brumpton (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.10	Indemnity Agreement, dated December 15, 2020, between the Registrant and William J. Bynum (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.11	Indemnity Agreement, dated December 15, 2020, between the Registrant and Mark Klein (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.12	Indemnity Agreement, dated December 15, 2020, between the Registrant and Karen G. Mills (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.13*	Indemnity Agreement, dated January 3, 2022, between the Registrant and Alan Schrager.

10.14	Administrative Services Agreement, dated December 15, 2020, by and between the Registrant and an affiliate of Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the
31st

day of March, 2022.

CHURCHILL CAPITAL CORP V

By:	/s/ Jay Taragin
Name:	Jay Taragin
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein	Chief Executive Officer,	March 31 , 2022
Michael Klein	Chairman of the Board
of Directors and Director
(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	March 31 , 2022
Jay Taragin	(Principal Financial and
Accounting Officer)

/s/ Alan M. Schrager	Director	March 31 , 2022
Alan M. Schrager

/s/ Dena J. Brumpton	Director	March 31 , 2022
Dena J. Brumpton

/s/ William J. Bynum	Director	March 31 , 2022
William J. Bynum

/s/ Mark Klein	Director	March 31 , 2022
Mark Klein

/s/ Karen G. Mills	Director	March 31 , 2022
Karen G. Mills

CHURCHILL CAPITAL CORP V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Churchill Capital Corp. V
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Churchill Capital Corp. V
(the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of December 18, 2022. The Company must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
Melville, NY
March
31
, 2022

CHURCHILL CAPITAL CORP V
BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets
Cash	$206,841	$1,505,116
Prepaid expenses	357,311	22,000

Total current assets	564,152	1,527,116

Cash and marketable securities held in Trust Account	500,030,740	499,983,052

TOTAL ASSETS	$500,594,892	$501,510,168

LIABILITIES , CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current liabilities - Accrued expenses	$334,508	$52,691

Convertible promissory note - related party, net of discount	861,464	—
Conversion option liability	145,441	—
Warrant liabilities	23,140,000	27,480,000
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	41,981,413	45,032,691

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of December 31, 2021 and 2020	500,000,000	499,983,052

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized none issued or outstanding as of December 31, 2021 and 2020 (excluding 50,000,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding at December 31, 2021 and 2020	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(41,387,771)	(43,506,825)

Total stockholders’ deficit	(41,386,521)	(43,505,575)

TOTAL LIABILITIES , CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$500,594,892	$501,510,168

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
STATEMENTS OF OPERATIONS

	For the Year ended December 31,	For the Period from May 12, 2020 (inception) through December 31,
	2021	2020

Operating and formation costs	$2,394,781	$67,626

Loss from operations	(2,394,781)	(67,626)

Other income (expense):
Change in fair value of warrant liabilities	4,340,000	(4,105,000)
Interest earned on marketable securities held in Trust Account	189,309	8,159
Unrealized gain (loss) on marketable securities held in Trust Account	8,379	(25,107)
Transaction costs attributable to warrant liabilities	—	(679,016)
Change in fair value of conversion option liability	46,293
Interest expense - debt discount	(53,198)	—

Other income (expense), net	4,530,783	(4,800,964)

Net income (loss)	$2,136,002	$(4,868,590)

Weighted average shares outstanding of Class A common stock	50,000,000	2,801,724

Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.34)

Weighted average shares outstanding of Class B common stock	12,500,000	11,320,043

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.34)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Remeasurement adjustment on redeemable common stock	—	—	—	—	(23,750)	(38,638,235)	(38,661,985)

Forfeiture of Founder Share s	—	$—	(437,500)	$(44)	$44	$—	$—

Net loss	—	—	—	—	—	(4,868,590)	(4,868,590)

Balance — December 31, 2020	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(16,948)	(16,948)

Net income	—	—	—	—	—	2,136,002	2,136,002

Balance — December 31, 2021	—	$—	12,500,000	$1,250	—	$(41,387,771)	$(41,386,521)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
STATEMENTS OF CASH FLOWS

	For the Year ended December 31,	For the Period from May 12, 2020 (inception) through December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,136,002	$(4,868,590)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,340,000)	4,105,000
Transaction costs attributable to warrant liabilities	—	679,016
Amortization of debt discount	53,198	—
Interest earned on marketable securities held in Trust Account	(189,309)	(8,159)
Unrealized (gain) loss on marketable securities held in Trust Account	(8,379)	25,107
Change in value of conversion option liability	(46,293)	—
Changes in operating assets and liabilities:
Prepaid expenses	(335,311)	(22,000)
Accrued expenses	281,817	52,691

Net cash used in operating activities	(2,448,275)	(36,935)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(500,000,000)
Cash withdrawn from Trust Account for working capital purposes	150,000	—

Net cash used in investing activities	150,000	(500,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	491,050,000
Proceeds from sale of Private Placement Warrants	—	11,000,000
Proceeds from promissory note—related party	1,000,000	200,000
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	—	(532,949)

Net cash provided by financing activities	1,000,000	501,542,051

Net change in cash	(1,298,275)	1,505,116
Cash – Beginning of period	1,505,116	—

Cash – End of period	$206,841	$1,505,116

Non-cash investing and financing activities:
Remeasurement for Class A common stock subject to possible redemption	—	$500,000,000

Remeasurement adjustment on redeemable common stock	$16,948	$(16,948)

Deferred underwriting fee payable	$—	$17,500,000

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001

(so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the SEC) “penny stock” rules). If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.
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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

due to one or more future confirming events.
One
of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through December 31, 2021, the Company has withdrawn $150,000 to pay income taxes or permitted withdrawals. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC
815-40,
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement
at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a modified Black-Scholes valuation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
At December 31, 2021 and 2020, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	$(12,375,000)
Class A common stock issuance costs	$(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	$38,661,985

Class A common stock subject to redemption, December 31, 2020	$499,983,052

Plus:
Remeasurement of carrying value to redemption value	$16,948

Class A common stock subject to possible redemption, December 31, 2021	$500,000,000

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 202
1
. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
On March 27, 2020, the CARES Act was enacted in response to

the

COVID-19
pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

rules including permitting federal net
operating
losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Year Ended December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,708,802	$427,200	$(965,916)	$(3,902,674)
Denominator:
Basic and diluted weighted average stock outstanding	50,000,000	12,500,000	2,801,724	11,320,043

Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.34)	$(0.34)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Company’s marketable securities held in Trust Account,
warrants liabilities and conversion option liability (see
Note
10).

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $26,982,949, of which $26,303,933 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $679,016 were charged to operations.
Convertible Debt
The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.
The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.
Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
on January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, at a purchase price of $10.00 per Unit, which includes the partial
exercise by the underwriter of its option to purchase an additional 5,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $ 11,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 8).
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (
20
%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option,
437,500
Founder Shares were forfeited and
1,250,000
Founder Shares are no longer subject to forfeiture resulting in an aggregate of
12,500,000
Founder Shares outstanding at December 31, 2021.
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

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Administrative Services Agreement
The Company has agreed, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the year ended December 31, 2021 and December 31, 2020, the Company incurred and paid $360,000 and $12,580 in fees for these services, respectively.
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

As of December 31, 2021
,
the $1,000,000 has been borrowed as defined below, with a remaining balance for withdrawal of $500,000.

On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On

August 30, 2021 and
 October 22,
2021,
the Company
borrowed
$500,000
on each respective date

against the convertible promissory note entered into on August 30, 2021. As of December 31, 2021, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000.

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company assessed the provisions of the Convertible Promissory Note under ASC
470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 10):

	December 31, 2021	October 22, 2021 (Initial Measurement)	August 30, 2021 (Initial Measurement)
Underlying warrant value	$0.1454	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00
Holding period	0.29	0.25	0.25
Risk-free rate %	1.34%	1.33%	0.91%
Volatility %	14.7%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%
The following table presents the change in the fair value of conversion option liability for the borrowings on August 30, 2021 and October 22, 2021 for $500,000, respectively.

Fair value as of January 1, 2021	$—
Initial measurement on August 30, 2021	111,384
Change in fair value	88,096

Fair value as of September 30, 2021	$199,480
Change in fair value	(126,760)

Fair value as of December 31, 2021	72,720

Fair value as of January 1, 2021	$—
Initial measurement on October 22, 2021	80,350
Change in fair value	(7,629)

Fair value as of December 31, 2021	$72,721
The debt discount is being amortized to interest expense as a non-cash
charge over the term of the Convertible Promissory Note, which is assumed to mature in August 2022, the Company’s expected Business Combination date. During the year ended December 31, 2021, the Company recorded $53,198 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at December 31, 2021 amounted to $138,536.
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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

There are no penalty provisions for the registration rights and therefore there is no liability to be accounted for.
Underwriting Agreement
The Company granted the underwriters a forty-five
(45)-day
option from the date of Initial Public Offering to purchase up to 6,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriters partially exercised
the over-allotment option to purchase an additional 5,000,000 Public Shares
. The remaining
1,750,000 Public
Shares from the over-allotment option was forfeited at the time of the partial exercise.
The underwriters waived the upfront underwriting discount on 5,250,000 Units, resulting in a reduction of the upfront underwriting discount of $1,050,000.

The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Legal Fees
As of December 31, 2021, the Company incurred legal fees of $45,000. These fees will only become due and payable upon the consummation of an initial Business Combination.
Due Diligence
As of December 31, 2021, the Company incurred due diligence fees of $4,525,000. These fees will only become due and payable upon the consummation of an initial Business Combination.
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock
 —  The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Class
 A Common Stock
 —  The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
 —  The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were
12,500,000
shares of Class B common stock issued and outstanding.
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
NOTE 8 — WARRANTS

The Company follows the guidance in ASC 820 and accounts the Public Warrants and Private Placement Warrants as liabilities that are re-measured and reported at fair value at each reporting period.

As

of December 31, 2021 and 2020 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

F-1
9

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than thirty (30) days’ prior written notice of redemption;

•
if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any twenty (20)-trading days within a thirty (30)-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.
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
As of December 31, 2021 there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the

F-
20

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NOTE 9 — INCOME TAX
The Company’s
net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$8,179	$2,410
Startup/Organization Expenses	473,056	11,792
Unrealized loss on marketable securities	(2,085)	3,559

Total deferred tax assets	479,150	17,761
Valuation Allowance	(479,150)	(17,761)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(461,389)	(17,761)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	461,389	17,761

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $38,949

a
nd $11,474 of U.S. federal net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $461,389. For the period from May 12, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $17,761.

F-2
1

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

A reconciliation of the federal income
tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of conversion option	(0.5)%	—%
Transaction costs incurred in connection with IPO	—%	(2.9)%
Interest expense- Debt Discount	0.5%
Change in fair value of warrants	(42.7)%	(17.7)%
Valuation allowance	21.6%	(0.4)%

Income tax provision	—%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants and the recording of full valuation allowances on deferred tax assets,
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.
NOTE 10 — FAIR VALUE MEASUREMENTS
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

F-2
2

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$500,030,740	$499,983,052
Liabilities:
Warrant liability – Public Warrants	1	12,250,000	—
Warrant liability – Public Warrants	3	—	14,500,000
Warrant liability – Private Placement Warrants	3	10,890,000	12,980,000
Convertible Option Liability	3	145,441	—
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.
The Public and Private Warrants were valued as of December 18, 2020 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was
80% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CCV WS.
The Private Placement Warrants were valued using a modified Black-Scholes valuation, which is considered to be a Level 3 fair value measurement. As of December 31, 2021 and 2020, respectively, the estimated fair value of the Private Placement Warrants were determined based on the following significant inputs:

	Private Warrants As of December 31, 2021	Private Warrants As of December 31, 2020	Public Warrants As of December 31, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.85	$10.21	$10.22
Volatility	14.7%	19.7%	19.7%
Probability of completing a Business Combination	—	80.0%	80.0%
Term	5.29	5.33	5.33
Risk-free rate	1.34%	0.54%	0.11%
Dividend yield	0.0%	0.0%	0.0%
For the valuation at year ended December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment this was considered a significant input.

F-2
3

CHURCHILL CAPITAL CORP V
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
January 1, 2021	$12,980,000	$14,500,000	$27,480,000
Change in valuation inputs or other assumptions	3,850,000	1,625,000	5,475,000

Fair value as of March 31, 2021	16,830,000	16,125,000	32,955,000
Change in valuation inputs or other assumptions	7,700,000	9,625,000	17,325,000

Fair value as of June 30, 2021	24,530,000	$25,750,000	$50,280,000
Change in valuation inputs or other assumptions	(9,680,000)	(9,500,000)	(19,180,000)

Fair value as of September 30, 2021	$14,850,000	16,250,000	31,100,000
Change in valuation inputs or other assumptions	(3,960,000)	(4,000,000)	(7,960,000)

Fair value as of December 31, 2021	$10,890,000	12,250,000	23,140,000

The following table represents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public
January 1, 2021	$12,980,000	$14,500,000
Change in valuation inputs or other assumptions	(2,090,000)	—

Transfer out of level 3	—	(14,500,000)

Value of level 3 liabilities as of December 31, 2021	$10,890,000	$—

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. Following the detachment of the warrants from Units on February 5, 2021, the Public Warrants were transferred from Level 3 to Level 1.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-2
4