Form 10-Q
period 2022-03-31
Churchill Capital Corp V
filed 2022-05-13
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file r	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
3
, 2022, there were 50,000,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP V
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$22,947	$206,841
Prepaid expenses	335,999	357,311

Total current assets	358,946	564,152
Cash and marketable securities held in Trust Account	500,171,592	500,030,740

TOTAL ASSETS	$500,530,538	$500,594,892

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current liabilities - Accrued expenses	$947,042	$334,508
Convertible promissory note - related party, net of discount	913,415	861,464
Conversion option liability	6,700	145,441
Deferred legal fee	64,000	—
Warrant liabilities	14,335,000	23,140,000
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	33,766,157	41,981,413

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021	500,000,000	500,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized none issued or outstanding as of March 31, 2022 and December 31, 2021 (excluding 50,000,000 shares subject to pos s ible redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding a s of March 31, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(33,236,869)	(41,387,771)

Total stockholders’ deficit	(33,235,619)	(41,386,521)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$500,530,538	$500,594,892

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Operating and formation costs	$881,740	$317,997

Loss from operations	(881,740)	(317,997)
Other income (expense):
Change in fair value of warrant liabilities	8,805,000	(5,475,000)
Interest earned on marketable securities held in Trust Account	147,809	94,460
Unrealized loss on marketable securities held in Trust Account	(6,957)	(3,961)
Change in fair value of conversion option liability	138,741	—
Interest expense - debt discount	(51,951)	—

Other income (expense), net	9,032,642	(5,384,501)

Net income (loss)	$8,150,902	$(5,702,498)

Basic and diluted weighted average shares outstanding of Class A common stock	50,000,000	50,000,000

Basic and diluted net income (loss) income per share, Class A common stock	$0.13	$(0.09)

Basic and diluted weighted average shares outstanding of Class B common stock	12,500,000	12,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.13	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	12,500,000	$1,250	$—	$(41,387,771)	$(41,386,521)
Net income	—	—	—	—	—	8,150,902	8,150,902

Balance — March 31, 2022	—	$—	12,500,000	$1,250	$—	$(33,236,869)	$(33,235,619)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(16,948)	(16,948)
Net loss	—	—	—	—	—	(5,702,498)	(5,702,498)

Balance — March 31, 2021	—	$—	12,500,000	$1,250	$—	$(49,226,271)	$(49,225,021)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,150,902	$(5,702,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,805,000)	5,475,000
Amortization of debt discount	51,951	—
Interest earned on marketable securities held in Trust Account	(147,809)	(94,460)
Unrealized loss on marketable securities held in Trust Account	6,957	3,961
Change in value of conversion option liability	(138,741)	—
Changes in operating assets and liabilities:
Prepaid expenses	21,312	(626,854)
Accrued expenses	676,534	87,749

Net cash used in operating activities	(183,894)	(857,102)

Net change in cash	(183,894)	(857,102)
Cash – Beginning of period	206,841	1,505,116

Cash – End of period	$22,947	$648,014

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$—	$16,948

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on December 15, 2020. On December 18, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 3. The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor V LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC, generating gross proceeds of $11,000,000, which is described in Note 4.
Transaction costs amounted to $26,982,949, consisting of $8,950,000 of underwriting fees, net of $1,050,000 reimbursed from the underwriters (see Note 6), $17,500,000 of deferred underwriting fees and $532,949 of other offering costs.
Following the closing of the Initial Public Offering on December 18, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on interest income earned from the Trust Account and the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment
Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s the (“SEC”) “penny stock” rules. If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one-hundred
percent (100%) of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Liquidity and Going Concern
As of March 31, 2022, we had cash of $22,947. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, such loaned amounts would be repaid using proceeds from the trust as part of the closing of the Business Combination or converted into warrants if loan contains a convertible feature. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of March 31, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
On November 16, 2021, the Company entered into a promissory note (the “Promissory Note”), bearing interest of 1.0% per annum with the sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000. Any borrowed amounts against the Promissory Note are due upon a successful Business Combination or SPAC dissolution, if funds are available. Such loaned amounts would be repaid using proceeds from the trust as part of the closing of the Business Combination As of this filing, there is $1,000,000 available for withdrawal under the Promissory Note.
Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our actual costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are more than our estimated amount, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022). The Company intends to complete a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 as filed with the SEC on March 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
MARCH 31, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in the Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2022, the Company has withdrawn $150,000 to pay income taxes or permitted withdrawals. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in
ASC815-40,
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject tore-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a modified Black-Scholes valuation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	$(12,375,000)
Class A common stock issuance costs	$(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	$38,661,985
Class A common stock subject to possible redemption, December 31, 2020	$499,983,052
Plus:
Remeasurement of carrying value to redemption value	$16,948
Class A common stock subject to possible redemption, December 31, 2021	$500,000,000
Plus:
Remeasurement of carrying value to redemption value	$—
Class A common stock subject to possible redemption, March 31, 2022	$500,000,000
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 due to the valuation allowance recorded on the Company’s net operating losses and permanent differences. As of March 31, 2022, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.
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
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We apply the two-class
method in calculating income (loss) per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$6,520,722	$1,630,180	$(4,561,998)	$(1,140,500)
Denominator:
Basic and diluted weighted average stock outstanding	50,000,000	12,500,000	50,000,000	12,500,000

Basic and diluted net income (loss) per common share	$0.13	$0.13	$(0.09)	$(0.09)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Company’s marketable securities held in Trust Account, warrants liabilities and conversion option liability (see Note 9).
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at March 31, 2022 and December 31, 2021.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one (1) year after the completion of a Business Combination and (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one-hundred-fifty(150)
days after a Business Combination, the Founder Shares will be released from the lock-up.
Administrative Services Agreement
The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of
$30,000 per
month for office space, administrative and support services. For the three months ended March 31, 2022, the Company incurred and accrued

$90,000

in

administrative services fees. For the three months ended March 31, 2021, the Company incurred and paid $90,000 in such fees.

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the
$30,000 monthly
payments from Company to an affiliate of the Sponsor will only be payable by Company upon completion of an initial business combination. As of March 31, 2022, the Company has incurred $90,000 in fees that are contingent upon completion of an initial business combination.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the $1,000,000 has been borrowed as defined below, with a remaining balance for withdrawal of $500,000.
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Convertible Promissory Note is non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of March 31, 2022, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of
$1,000,000.
The Company assessed the provisions of the Convertible Promissory Note under
ASC470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	March 31, 2022	December 31, 2021	October 22, 2021 Borrowing (Initial Measurement)	August 30, 2021 Borrowing (Initial Measurement)
Underlying warrant value	$0.0067	$0.1454	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00	$1.00
Holding period	0.29	.29	0.25	0.25
Risk-free rate %	2.40%	1.34%	1.33%	0.91%
Volatility %	8.1%	14.7%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%	0.0%
The following table presents the change in the fair value of conversion option liability for the borrowings on August 30, 2021 and October 22, 2021 for $500,000, respectively.

Fair value as of January 1, 2022	$145,441
Change in fair value	(138,741)
Fair value as of March 31, 2022	$6,700
The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which is assumed to mature in August 2022, the Company’s expected Business Combination date. During the period ended March 31, 2022, the Company recorded $51,951 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at March 31, 2022 amounted to $86,585.
On November 16, 2021, the Company entered into
the

P
romissory
N
ote (the “Promissory Note”), bearing interest of 1.0% per annum with the sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000. Any borrowed amounts against the Promissory Note are due upon a successful Business Combination or SPAC dissolution, if funds are available
.
Such loaned amounts would be repaid using proceeds from the trust as part of the closing of the Business Combination
As of this filing, there is $1,000,000 available for withdrawal under the Promissory Note.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on December 18, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There are no penalty provisions for the registration rights and therefore there is no liability to be accounted for.
Underwriting Agreement
The Company granted the underwriters a forty-five
(45)-day
option from the date of Initial Public Offering to purchase up to 6,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 Public Shares. The remaining 1,750,000 Public Shares from the over-allotment option was forfeited at the time of the partial exercise. The underwriters waived the upfront underwriting discount on 5,250,000 Units, resulting in a reduction of the upfront underwriting discount of $1,050,000. The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Due Diligence Fees
As of March 31, 2022, the Company incurred due diligence fees of $6,100,000. These fees will only become due and payable upon the consummation of an initial Business Combination.
Legal Fees
As of March 31, 2022, the Company incurred legal fees of $64,000. These fees will only become due and payable upon the consummation of an initial Business Combination.
Administrative Services
As of March 31, 2022, the Company incurred administrative fees of $90,000. These fees will only become due and payable upon the consummation of an initial Business Combination.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.
Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the completion of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.
NOTE 8 — WARRANTS
The Company follows the guidance in ASC 820 and accounts the Public Warrants and Private Placement Warrants as liabilities that are re-measured
and reported at fair value at each reporting period.
At March 31, 2022 and December 31, 2021 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of the Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares of Class A common stock under applicable blue sky laws to the extent an exemption is not available.
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
At March 31, 2022 and December 31, 2021, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$500,171,592	$500,030,740
Liabilities:
Warrant liabilities – Public Warrants	1	7,625,000	12,250,000
Warrant liabilities – Private Placement Warrants	3	6,710,000	10,890,000
Convertible Option Liability	3	6,700	145,441
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed statements of operations.
The Public and Private Warrants were valued as of December 18, 2020 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business
Combination was 80% which was estimated
based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CCV WS. For subsequent measurements of the Private Warrants after detachment a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.
The Private Placement Warrants were valued using a modified Black-Scholes valuation, which is considered to be a Level 3 fair value measurement. As of March 31, 2022 and December 31, 2021, respectively, the estimated fair value of the Private Placement Warrants were determined based on the following significant inputs:

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Private Warrants As of March 31, 2022	Private Warrants As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.86	$9.85
Volatility	8.1%	14.7%
Probability of completing a Business Combination	—%	—%
Term	5.29	5.29
Risk-free rate	2.40%	1.34%
Dividend yield	0.0%	0.0%
For the valuation at March 31, 2022 and at December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment this was considered a significant input.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$10,890,000	12,250,000	23,140,000
Change in valuation inputs or other assumptions	(4,180,000)	(4,625,000)	(8,805,000)

Fair value as of March 31, 2022	6,710,000	7,625,000	14,335,000
The following table represents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Value of level 3 liabilities as of December 31, 2021	$10,890,000
Change in valuation inputs or other assumptions	(4,180,000)
Value of level 3 liabilities as of March 31, 2022	$6,710,000

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.
The conversion option liability of the Convertible Promissory Note was valued using a Compound Option model which values each borrowing at borrowing date and is revalued at each subsequent reporting date. The Compound Option model’s primary unobservable input utilized in determining the fair value of the conversion option liability is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Compound Option model were holding period, risk free rate, dividend yield, exercise price, and underlying warrant value, which were based on market conditions, management assumptions, and terms of the Convertible Promissory Note (see Note 5).
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
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form 10-K
as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $8,150,902, which consists of a change in the fair value of warrant liabilities of $8,805,000, interest earned on marketable securities held in the Trust Account of $147,809 and change in fair value of conversion option liability of 138,741, offset by operating costs of $881,740, unrealized loss on marketable securities held in Trust Account of $6,957 and interest expense of $51,951.
For the three months ended March 31, 2021, we had net loss of $5,702,498, which consists of a change in the fair value of warrant liabilities of $5,475,000, unrealized loss on marketable securities held in Trust Account $3,961 and operating costs of $317,997, offset by interest earned on marketable securities held in Trust Account of $94,460.
Liquidity, Capital Resources and Going Concern
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
As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $500,171,592 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, $0 of permitted withdrawals withdrawn for working capital purposes.
For the three months ended March 31, 2022, cash used in operating activities was $183,894. Net income of $8,150,902 was affected by interest earned on marketable securities held in the Trust Account of $147,809, an unrealized loss on of marketable securities of $6,957, a change in the fair value of warrant liabilities of $8,805,000, change in value of conversion option liability of $138,741, and amortization of debt discount of $51,951. Changes in operating assets and liabilities provided $697,846 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $857,102. Net loss of $5,702,498 was affected by interest earned on marketable securities held in the Trust Account of $94,460, an unrealized loss on of marketable securities of $3,961 and a change in the fair value of warrant liabilities of $5,475,000. Changes in operating assets and liabilities used $539,105 of cash for operating activities.
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
As of March 31, 2022, we had cash of $22,947. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of March 31, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
On November 16, 2021, the Company entered into the Promissory Note, bearing interest of 1.0% per annum with the sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000. Any borrowed amounts against the Promissory Note are due upon a successful Business Combination or SPAC dissolution, if funds are available. Such loaned amounts would be repaid using proceeds from the trust as part of the closing of the Business Combination As of this filing, there is $1,000,000 available for withdrawal under the Promissory Note.
Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account upon expiration of the completion window. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
The Company accounts for the Warrants in accordance with the guidance contained in
ASC815-40-15-7D
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating income (loss) per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value. The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.”
Recent Accounting Standards
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Remediation of a Material Weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. Additionally, the Company engaged third-party professionals to provide additional review and oversight of financial reporting relating to complex financial instruments. The third-party professionals provide review of current accounting guidance and advise the Company on any changes and the potential impacts to the Company’s accounting and financial reporting of complex financial instruments. The third-party reviews are formally done at the end of each reporting period, however, communication with the Company’s management is available as required. The foregoing actions were completed as of December 31, 2021, and we believe we have remediated the material weakness in internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the financial reporting of complex financial instruments that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form
10-K
filed on March 31, 2022 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Annual Report on
Form 10-K.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
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
The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.
We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and may not be able to enter into such an agreement and complete a Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 18, 2020, we consummated the Initial Public Offering of 50,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $500,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-248972).
The Securities and Exchange Commission declared the registration statement effective on December 15, 2020.
Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 11,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor V LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $11,000,000. Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP V

Date: May 13, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)