Form 10-Q
period 2022-06-30
Churchill Capital Corp V
filed 2022-08-12
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
(212)380-7500
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
12
, 2022, there

were
50,000,000
shares of Class A common stock, $0.0001 par value, and
12,500,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP V
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021

	(unaudited)

ASSETS
Current assets
Cash	$162,544	$206,841
Prepaid expenses	219,686	357,311

Total current assets	382,230	564,152
Cash and marketable securities held in Trust Account	500,214,183	500,030,740

TOTAL ASSETS	$500,596,413	$500,594,892

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$985,695	$334,508
Income taxes payable	96,307	—

Total Current liabilities	1,082,002	334,508
Convertible promissory note - related party, net of discount	965,366	861,464
Conversion option liability	—	145,441
Deferred legal fee	91,000	—
Warrant liabilities	7,755,000	23,140,000
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	27,393,368	41,981,413

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	500,000,000	500,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized none issued or outstanding as of June 30, 2022 and December 31, 2021 (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(26,798,205)	(41,387,771)

Total stockholders’ deficit	(26,796,955)	(41,386,521)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$500,596,413	$500,594,892

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$615,869	$602,453	$1,497,609	$920,450

Loss from operations	(615,869)	(602,453)	(1,497,609)	(920,450)
Other income (expense):
Change in fair value of warrant liabilities	6,580,000	(17,325,000)	15,385,000	(22,800,000)
Interest earned on marketable securities held in Trust Account	720,560	3,975	868,369	98,435
Unrealized loss on marketable securities held in Trust Account	(104,469)	(22,921)	(111,426)	(26,882)
Change in fair value of conversion option liability	6,700	—	145,441	—
Interest expense - debt discount	(51,951)	—	(103,902)	—

Total other income (expense), net	7,150,840	(17,343,946)	16,183,482	(22,728,447)
Income (Loss) before provision for income taxes	6,534,971	(17,946,399)	14,685,873	(23,648,897)
Provision for income taxes	(96,307)	—	(96,307)	—

Net income (loss)	$6,438,664	$(17,946,399)	$14,589,566	$(23,648,897)

Basic and diluted weighted average shares outstanding of Class A common stock	50,000,000	50,000,000	50,000,000	50,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.10	$(0.29)	$0.23	$(0.38)

Basic and diluted weighted average shares outstanding of Class B common stock	12,500,000	12,500,000	12,500,000	12,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.10	$(0.29)	$0.23	$(0.38)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	12,500,000	$1,250	$—	$(41,387,771)	$(41,386,521)
Net income	—	—	—	—	—	8,150,902	8,150,902

Balance — March 31, 2022	—	$—	12,500,000	$1,250	$—	$(33,236,869)	$(33,235,619)
Net income	—	—	—	—	—	6,438,664	6,438,664

Balance — June 30, 2022	—	$—	12,500,000	$1,250	$—	$(26,798,205)	$(26,796,955)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(16,948)	(16,948)
Net loss	—	—	—	—	—	(5,702,498)	(5,702,498)

Balance — March 31, 2021	—	$—	12,500,000	$1,250	$—	$(49,226,271)	$(49,225,021)
Net loss	—	—	—	—	—	(17,946,399)	(17,946,399)

Balance — June 30, 2021	—	$—	12,500,000	$1,250	$—	$(67,172,670)	$(67,171,420)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,

	2022	2021

Cash flows from operating activities:
Net income (loss)	$14,589,566	$(23,648,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(15,385,000)	22,800,000
Amortization of debt discount	103,902	—
Interest earned on marketable securities held in Trust Account	(868,369)	(98,435)
Unrealized loss on marketable securities held in Trust Account	111,426	26,882
Change in value of conversion option liability	(145,441)	—
Changes in operating assets and liabilities:
Prepaid expenses	137,625	(528,434)
Accrued expenses	742,187	184,582
Income taxes payable	96,307	—

Net cash used in operating activities	(617,797)	(1,264,302)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	573,500	—

Net cash provided by investing activities	573,500	—

Net change in cash	(44,297)	(1,264,302)
Cash – Beginning of period	206,841	1,505,116

Cash – End of period	$162,544	$240,814

Supplementary cash flow information:
Cash paid for income taxes	$2,691	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules. If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.
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
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, we had cash of $162,544. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of June 30, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
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
Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022). The Company intends to complete a Business Combination.
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
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.
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
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in the Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2022, the Company has withdrawn $723,500 to pay income taxes or permitted withdrawals. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period.
Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	$(12,375,000)
Class A common stock issuance costs	$(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	$38,661,985
Class A common stock subject to possible redemption, December 31, 2020	$499,983,052
Plus:
Remeasurement of carrying value to redemption value	$16,948
Class A common stock subject to possible redemption, December 31, 2021	$500,000,000
Plus:
Remeasurement of carrying value to redemption value	$—
Class A common stock subject to possible redemption, June 30, 2022	$500,000,000
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.47% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.66% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$5,150,931	$1,287,733	$(14,357,119)	(3,589,280)	$11,671,653	$2,917,913	$(18,919,118)	$(4,729,779)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000	50,000,000	12,500,000	50,000,000	12,500,000

Basic and diluted net income (loss) per common share	$0.10	$0.10	$(0.29)	$(0.29)	$0.23	$0.23	$(0.38)	$(0.38)
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
JUNE 30, 2022
(UNAUDITED)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwrite
r
s
of
the
ir
 option to purchase an additional 5,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased in a private placement an aggregate of 11,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $ 11,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 8).
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at June 30, 2022 and December 31, 2021.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
(150)days after a Business Combination, the Founder Shares will be released from the lock-up.
Administrative Services Agreement
The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pay
s
an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company incurred and accrued $90,000 and $180,000 in administrative services fees. For the three and six months ended June 30, 2021, the Company incurred and paid $90,000 and $180,000 in such fees.
On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from Company to an affiliate of the Sponsor will only be payable by Company upon completion of an initial business combination. As of June 30, 2022, the Company has incurred $180,000 in fees that are contingent upon completion of an initial business combination.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2022 and 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the $1,000,000 has been borrowed as defined below, with a remaining balance for withdrawal of $500,000.
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Convertible Promissory Note is non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of June 30, 2022, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000.
The Company assessed the provisions of the Convertible Promissory Note under ASC
470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

	June 30, 2022	December 31, 2021	October 22, 2021 Borrowing (Initial Measurement)	August 30, 2021 Borrowing (Initial Measurement)
Underlying warrant value	$0.0000	$0.1454	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00	$1.00
Holding period	0.29	.29	0.25	0.25
Risk-free rate %	2.99%	1.34%	1.33%	0.91%
Volatility %	3.5%	14.7%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%	0.0%
The following table presents the change in the fair value of conversion option liability for the borrowings on August 30, 2021 and October 22, 2021 for $500,000, respectively.

Fair value as of January 1, 2022	$145,441
Change in fair value	(138,741)

Fair value as of March 31, 2022	$6,700
Change in fair value	(6,700)

Fair value as of June 30, 2022	$—
The debt discount is being amortized to interest expense as
a non-cash
charge over the term of the Convertible Promissory Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. The Company has now estimated the expected Business Combination to be November 2022, the debt discount has been amortized using the initial estimate of August 2022. During the period ended June 30, 2022, the Company recorded $103,902 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at June 30, 2022 amounted to $34,634.
On November 16, 2021, the Company entered into the Promissory Note (the “Promissory Note”), bearing interest of 1.0% per annum with the sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000. Any borrowed amounts against the Promissory Note are due upon a successful Business Combination or SPAC dissolution, if funds are available. Such loaned amounts would be repaid using proceeds from the trust as part of the closing of the Business Combination. As of this filing, there is $1,000,000 available for withdrawal under the Promissory Note.
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
JUNE 30, 2022
(UNAUDITED)

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Fairness of Opinion and Advisory Agreement
On June 9, 2022 the Company entered into an engagement letter with a third party (“provider”) to provide financial advisory services in connection with a possible Business Combination (“transaction”). The fee for such financial advisory services is $800,000, of which $50,000 was due upon entering into the engagement letter and $750,000 of which will be payable at the closing of a transaction (if any). Additionally, at the discretion of the Company, the provider may receive an additional incentive fee of $500,000, payable at the closing of a transaction (if any).
In addition to providing financial advisory services, the provider will provide the Board of Directors of the Company an opinion as to whether the consideration to be received in a potential transaction by holders of Class A Common Stock of the Company is fair, from a financial point of view, to such holders. The fee for any such opinion is $450,000, which shall be paid when the provider notifies the Company that it is prepared to render the opinion. The Company has also agreed to reimburse the provider for its expenses incurred in performing its services. The Company has also agreed to indemnify the provider and its officers, directors, principals, employees, shareholders, affiliates and members, against certain liabilities, including liabilities under federal securities law, and certain expenses related to or arising out of the provider’s engagement.
Due Diligence Fees
As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence fees in the amount of $6,100,000.
Legal Fees
As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $91,000. For the three and six months ended June 30, 2022, the Company recorded $27,000 and $46,000 of such fees, respectively. For the three and six months ended June 30, 2021, the Company recorded $0 of such fees. These fees are reflected on the Company’s condensed balance sheet and condensed statement of operations.
Administrative Services
As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay administrative fees in the amount of $180,000. For the three and six months ended June 30, 2022, the Company recorded $90,000 and $180,000 of such fees, respectively. For the three and six months ended June 30, 2021, the Company recorded $0 of such fees. These fees are reflected on the Company’s condensed balance sheet and condensed statement of operations.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.
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
At June 30, 2022 and December 31, 2021 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
At June 30, 2022 and December 31, 2021, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$500,214,183	$500,030,740
Liabilities:
Warrant liabilities – Public Warrants	1	4,125,000	12,250,000
Warrant liabilities – Private Placement Warrants	3	3,630,000	10,890,000
Convertible Option Liability	3	—	145,441
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
The Private Placement Warrants were valued using a modified Black-Scholes valuation, which is considered to be a Level 3 fair value measurement. As of June 30, 2022 and December 31, 2021, respectively, the estimated fair value of the Private Placement Warrants were determined based on the following significant inputs:

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

	Private Warrants As of June 30, 2022	Private Warrants As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.85	$9.85
Volatility	3.5%	14.7%
Probability of completing a Business Combination	—%	—%
Term	5.29	5.29
Risk-free rate	2.99%	1.34%
Dividend yield	0.0%	0.0%
For the valuation at June 30, 2022 and at December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment this was considered a significant input.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$10,890,000	$12,250,000	$23,140,000
Change in valuation inputs or other assumptions	(4,180,000)	(4,625,000)	(8,805,000)

Fair value as of March 31, 2022	6,710,000	7,625,000	14,335,000
Change in valuation inputs or other assumptions	(3,080,000)	(3,500,000)	(6,580,000)

Fair value as of June 30, 2022	$3,630,000	$4,125,000	$7,755,000
The following table represents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Value of level 3 liabilities as of December 31, 2021	$10,890,000
Change in valuation inputs or other assumptions	(4,180,000)

Value of level 3 liabilities as of March 31, 2022	$6,710,000
Change in valuation inputs or other assumptions	(3,080,000)

Fair value as of June 30, 2022	$3,630,000
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $6,438,664, which consists of a change in the fair value of warrant liabilities of $6,580,000, interest earned on marketable securities held in the Trust Account of $720,560 and change in fair value of conversion option liability of $6,700, offset by operating costs of $615,869, unrealized loss on marketable securities held in Trust Account of $104,469, provision for income taxes of $96,307 and interest expense of $51,951.
For the six months ended June 30, 2022, we had net income of $14,589,566, which consists of a change in the fair value of warrant liabilities of $15,385,000, interest earned on marketable securities held in the Trust Account of $868,369 and change in fair value of conversion option liability of $145,441, offset by operating costs of $1,497,609, unrealized loss on marketable securities held in Trust Account of $111,426, provision for income taxes of $96,307 and interest expense of $103,902.
For the three months ended June 30, 2021, we had net loss of $17,946,399, which consists of operating costs of $602,453, increase in fair value of warrant liabilities of $17,325,000 and unrealized loss on marketable securities held in trust account of $22,921 offset by interest earned on marketable securities held in the Trust Account of $3,975.
For the six months ended June 30, 2021, we had net loss of $23,648,897, which consists of operating costs of $920,450, increase in fair value of warrant liabilities of $22,800,000, an unrealized loss on marketable securities held in our Trust Account of $26,882, offset by interest income on marketable securities held in the Trust Account of $98,435.
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
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $500,214,183 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, $723,500 of permitted withdrawals withdrawn for working capital purposes.
For the six months ended June 30, 2022, cash used in operating activities was $617,797. Net income of $14,589,566 was affected by change in the fair value of warrant liabilities of $15,385,000, interest earned on marketable securities held in the Trust Account of $868,369, change in fair value of conversion option liability of $145,441, unrealized loss on marketable securities held in the Trust Account of $111,426, and amortization of debt discount of $103,902. Changes in operating assets and liabilities provided $976,119 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,264,302. Net loss of $23,648,897 was affected by interest earned on marketable securities held in the Trust Account of $98,435 and an increase in fair value of warrant liabilities of $22,800,000, an unrealized loss on marketable securities of $26,882 and changes in operating assets and liabilities used $343,852 of cash for operating activities.
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
As of June 30, 2022, we had cash of $162,544. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of June 30, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
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
Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
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
We
do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 18, 2020, we consummated the Initial Public Offering of 50,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $500,000,000. Citigroup Global Markets Inc. acted as joint bookrunner and representative of the underwriters and each of Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. acted as joint bookrunner of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.333-248972).The
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP V

Date: August 12, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)