Form 10-Q
period 2022-09-30
Churchill Capital Corp V
filed 2022-11-10
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
10
, 2022, there were 50,000,000 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP V
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$206,912	$206,841
Prepaid expenses	103,374	357,311

Total current assets	310,286	564,152
Cash and marketable securities held in Trust Account	501,932,675	500,030,740

TOTAL ASSETS	$502,242,961	$500,594,892

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$688,400	$334,508
Income taxes payable	612,201	—

Total current liabilities	1,300,601	334,508
Convertible promissory note - related party, net of discount	1,000,000	861,464
Conversion option liability	—	145,441
Deferred legal fee	106,000	—
Warrant liabilities	2,115,000	23,140,000
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	22,021,601	41,981,413

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 50,000,000 shares at redemption value as of September 30, 2022 and December 31, 2021	501,170,474	500,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized none issued or outstanding as of September 30, 2022 and December 31, 2021 (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(20,950,364)	(41,387,771)

Total stockholders’ deficit	(20,949,114)	(41,386,521)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$502,242,961	$500,594,892

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$420,221	$857,031	$1,917,830	$1,777,481

Loss from operations	(420,221)	(857,031)	(1,917,830)	(1,777,481)
Other income (expense):
Change in fair value of warrant liabilities	5,640,000	19,180,000	21,025,000	(3,620,000)
Interest earned on marketable securities held in Trust Account	2,160,120	27,325	3,028,489	125,760
Unrealized gain on marketable securities held in Trust Account	188,944	28,921	77,518	2,039
Change in fair value of conversion option liability	—	(88,096)	145,441	(88,096)
Interest expense - debt discount	(34,634)	(9,282)	(138,536)	(9,282)

Total other income (expense), net	7,954,430	19,138,868	24,137,912	(3,589,579)

Income (loss) before provision for income taxes	7,534,209	18,281,837	22,220,082	(5,367,060)
Provision for income taxes	(515,894)	—	(612,201)	—

Net income (loss)	$7,018,315	$18,281,837	$21,607,881	$(5,367,060)

Basic and diluted weighted average shares outstanding of Class A common stock	50,000,000	50,000,000	50,000,000	50,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$0.29	$0.35	$(0.09)

Basic and diluted weighted average shares outstanding of Class B common stock	12,500,000	12,500,000	12,500,000	12,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.11	$0.29	$0.35	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	12,500,000	$1,250	$—	$(41,387,771)	$(41,386,521)
Net income	—	—	—	—	—	8,150,902	8,150,902

Balance — March 31, 2022	—	—	12,500,000	1,250	—	(33,236,869)	(33,235,619)
Net income	—	—	—	—	—	6,438,664	6,438,664

Balance — June 30, 2022	—	—	12,500,000	1,250	—	(26,798,205)	(26,796,955)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(1,170,474)	(1,170,474)
Net income	—	—	—	—	—	7,018,315	7,018,315

Balance — September 30, 2022	—	$—	12,500,000	$1,250	$—	$(20,950,364)	$(20,949,114)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(16,948)	(16,948)
Net loss	—	—	—	—	—	(5,702,498)	(5,702,498)

Balance — March 31, 2021	—	—	12,500,000	1,250	—	(49,226,271)	(49,225,021)
Net loss	—	—	—	—	—	(17,946,399)	(17,946,399)

Balance — June 30, 2021	—	—	12,500,000	1,250	—	(67,172,670)	(67,171,420)
Net income	—	—	—	—	—	18,281,837	18,281,837

Balance — September 30, 2021	—	$—	12,500,000	$1,250	$—	$(48,890,833)	$(48,889,583)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$21,607,881	$(5,367,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(21,025,000)	3,620,000
Amortization of debt discount	138,536	9,282
Interest earned on marketable securities held in Trust Account	(3,028,489)	(125,760)
Unrealized gain on marketable securities held in Trust Account	(77,518)	(2,039)
Change in value of conversion option liability	(145,441)	88,096
Changes in operating assets and liabilities:
Prepaid expenses	253,937	(451,624)
Accrued expenses	459,892	566,357
Income taxes payable	612,201	—

Net cash used in operating activities	(1,204,001)	(1,662,748)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	204,072	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—

Net cash provided by investing activities	1,204,072	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	500,000

Net cash provided by financing activities	—	500,000

Net change in cash	71	(1,162,748)
Cash – Beginning of period	206,841	1,505,116

Cash – End of period	$206,912	$342,368

Supplementary cash flow information:
Cash paid for income taxes	$2,691	$—

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$1,170,474	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on December 18, 2020, an amount of $500,000,000 ($10.00 per Unit)from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000, and to pay its tax obligations (“permitted withdrawals”).
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Liquidity and Going Concern
As of September 30, 2022, we had cash of $206,912. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of September 30, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
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
Additionally, to fund working capital the Company has permitted withdraw als
 available up to an annual limit of $1,000,000.
The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2022, the Company has withdrawn all
 $1,000,000
of the 2022 available annual limit; therefore there are
no further withdrawals available for 2022 for working capital purposes.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
Presentation of Financial Statements- Going Concern, the Company has until December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022). The Company intends to complete a Business Combination.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, liquidation, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, liquidation, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, the excise tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate a Business Combination. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Further, the mechanics of any required payment of the excise tax have not been determined. The application of the excise tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by the Company’s stockholders in connection with any liquidation.
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
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in the Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2022, the Company has withdrawn $1,000,000 for working capital and $204,072 to pay income taxes or franchise tax. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(12,375,000)
Class A common stock issuance costs	(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	38,661,985

Class A common stock subject to possible redemption, December 31, 2020	499,983,052
Plus:
Remeasurement of carrying value to redemption value	16,948

Class A common stock subject to possible redemption, December 31, 2021	500,000,000
Plus:
Remeasurement of carrying value to redemption value	1,170,474

Class A common stock subject to possible redemption, September 30, 2022	$501,170,474

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 6.83% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.75% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$5,614,652	$1,403,663	$14,625,470	3,656,367	$17,286,305	$4,321,576	$(4,293,648)	$(1,073,412)
Denominator:
Basic and diluted weighted average shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000	50,000,000	12,500,000	50,000,000	12,500,000

Basic and diluted net income (loss) per common share	$0.11	$0.11	$0.29	$0.29	$0.35	$0.35	$(0.09)	$(0.09)
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
Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1
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
SEPTEMBER 30, 2022
(UNAUDITED)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwriters of their option to purchase an additional 5,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at September 30, 2022 and December 31, 2021.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $30,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2022, the Company incurred and accrued $90,000 and $270,000 in administrative services fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid
$90,000 and $270,000
in such fees, respectively.
On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from Company to an affiliate of the Sponsor will only be payable by Company upon completion of an initial business combination. As of September 30, 2022, the Company has incurred $270,000 in fees that are contingent upon completion of an initial business combination.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and nine months ended September 30, 2022 and 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the $1,000,000 has been borrowed as defined below, with a remaining balance for withdrawal of $500,000.
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Convertible Promissory Note is non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of September 30, 2022, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000.
The Company assessed the provisions of the Convertible Promissory Note under
ASC470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

1
2

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

	September 30, 2022	December 31, 2021	October 22, 2021 Borrowing (Initial Measurement)	August 30, 2021 Borrowing (Initial Measurement)
Underlying warrant value	$0.0000	$0.1454	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00	$1.00
Holding period	0.21	.29	0.25	0.25
Risk-free rate %	4.00%	1.34%	1.33%	0.91%
Volatility %	1.0%	14.7%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%	0.0%
The following table presents the change
in
the fair value of conversion option liability for the borrowings on August 30, 2021 and October 22, 2021 for $500,000, respectively.

Fair value as of January 1, 2022	$145,441
Change in fair value	(138,741)

Fair value as of March 31, 2022	6,700
Change in fair value	(6,700)

Fair value as of June 30, 2022	—
Change in fair value	—

Fair value as of September 30, 2022	$—
The debt discount is being amortized to interest expense as

a non-cash
 charge over the term of the Convertible Promissory Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. The Company does not have an estimate as to when the Business Combination will occur, the debt discount has been amortized using the initial estimate of August 2022. During the period ended September 30, 2022, the
Company recorded
$138,536 of interest expense related to the amortization of the debt discount. The were no remaining balance of the debt discount as of September 30, 2022.
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
SEPTEMBER 30, 2022
(UNAUDITED)

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Fairness of Opinion and Advisory Agreement
On June 9, 2022, the
Company entered into an engagement letter with a third party (“provider”) to provide financial advisory services in connection with a possible Business Combination (“transaction”). The fee for such financial advisory services is $800,000, of which $50,000 was due upon entering into the engagement letter and $750,000 of which will be contingent on and
payable at the closing of a transaction (if any). Additionally, at the discretion of the Company, the provider may receive an additional incentive fee of $500,000, payable at the closing of a transaction (if any).
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
Due Diligence Fees
As of September 30, 2022, the Company,
contingent
upon the consummation of an initial Business Combination will be required to pay due diligence fees in the amount of $8,600,000.
Legal Fees
As of September 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $106,000. For the three and nine months ended September 30, 2022, the Company recorded $15,000 and $61,000 of such fees, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0 of such fees. These fees are reflected on the Company’s condensed balance sheets and condensed statements of operations.
Administrative Services
As of September 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay administrative fees in the amount of $270,000. For the three and nine months ended September 30, 2022, the Company recorded $90,000 and $270,000 of such fees, respectively. For the three and nine months ended September 30, 2021, the Company recorded $90,000 and $270,000 of such fees, respectively. These fees are reflected on the Company’s condensed balance sheets and condensed statements of operations.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.
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
At September 30, 2022 and December 31, 2021 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
At September 30, 2022 and December 31, 2021, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$501,932,675	1	$500,030,740
Liabilities:
Warrant liabilities – Public Warrants	1	1,125,000	1	12,250,000
Warrant liabilities – Private Placement Warrants	2	990,000	3	10,890,000
Convertible Option Liability	3	—	3	145,441
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
At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of September 30, 2022, the Private Placement Warrants were transferred to a Level 2, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants. As of December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Private Warrants As of December 31, 2021
Exercise price	$11.50
Stock price	$9.85
Volatility	14.7%
Probability of completing a Business Combination	—%
Term	5.29
Risk-free rate	1.34%
Dividend yield	0.0%
For the valuation at December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment this was considered a significant input.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$10,890,000	$12,250,000	$23,140,000
Change in valuation inputs or other assumptions	(4,180,000)	(4,625,000)	(8,805,000)

Fair value as of March 31, 2022	6,710,000	7,625,000	14,335,000
Change in valuation inputs or other assumptions	(3,080,000)	(3,500,000)	(6,580,000)

Fair value as of June 30, 2022	3,630,000	4,125,000	7,755,000
Change in valuation inputs or other assumptions	(2,640,000)	(3,000,000)	(5,640,000)

Fair value as of September 30, 2022	$990,000	$1,125,000	$2,115,000

The following table represents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Value of level 3 liabilities as of December 31, 2021	$10,890,000
Change in valuation inputs or other assumptions	(4,180,000)

Value of level 3 liabilities as of March 31, 2022	6,710,000
Change in valuation inputs or other assumptions	(3,080,000)

Fair value as of June 30, 2022	3,630,000
Change in valuation inputs or other assumptions	(2,640,000)
Transfer of value from level 3 to level 2	(990,000)

Fair value as of September 30, 2022	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $7,018,315, which consists of a change in the fair value of warrant liabilities of $5,640,000, interest earned on marketable securities held in the Trust Account of $2,160,120 and unrealized gain on marketable securities held in Trust Account of $188,944, offset by provision for income taxes of $515,894, operating costs of $420,221 and interest expense of $34,634.

For the nine months ended September 30, 2022, we had net income of $21,607,881, which consists of a change in the fair value of warrant liabilities of $21,025,000, interest earned on marketable securities held in the Trust Account of $3,028,489, change in fair value of the conversion option liability of $145,441 and unrealized gain on marketable securities held in Trust Account of $77,518, offset by operating costs of $1,917,830, provision for income taxes of $612,201 and interest expense of $138,536.

For the three months ended September 30, 2021, we had net income of $18,281,837, which consists of change in fair value of warrant liability of 19,180,000, interest earned on marketable securities held in Trust Account of $27,325 and unrealized gain on marketable securities held in Trust Account of $28,921, offset by operating costs of $857,031, change in fair value of convertible option liability of $88,096 and interest expense in debt discount of $9,282.

For the nine months ended September 30, 2021, we had net loss of $5,367,060, which consists of operating costs of $1,777,481, change in fair value of warrant liabilities of $3,620,000, change in fair value of convertible option liability of $88,096 and interest expense in debt discount of $9,282, offset by interest earned on marketable securities held in Trust Account of $125,760 and unrealized gain in marketable securities held in Trust Account of $2,039.

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

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $501,932,675 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, there are no further withdrawals available for 2022 for working capital purposes and $762,201 available for payment of tax obligations.

For the nine months ended September 30, 2022, cash used in operating activities was $1,204,001. Net income of $21,607,881 was affected by change in the fair value of warrant liabilities of $21,025,000, interest earned on marketable securities held in the Trust Account of $3,028,489, change in fair value of conversion option liability of $145,441, unrealized gain on marketable securities held in the Trust Account of $77,518, and amortization of debt discount of $138,536. Changes in operating assets and liabilities provided $1,326,030 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,662,748. Net loss of $5,367,060 was affected by interest earned on marketable securities held in the Trust Account of $125,760, change in fair value of convertible option liability of $88,096, an decrease in fair value of warrant liabilities of $3,620,000, an unrealized gain on marketable securities of $2,039 and amortization of debt discount of $9,282. Changes in operating assets and liabilities provided $114,733 of cash for operating activities.

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

As of September 30, 2022, we had cash of $206,912. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of September 30, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2022, the Company has withdrawn all $1,000,000 of the 2022 available annual limit; therefore there are no further withdrawals available for 2022 for working capital purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company has until December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2022 (or by March 18, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by December 18, 2022). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs

The Company complies with the requirements of ASC340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $26,982,949, of which $26,303,933 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $679,016 were charged to operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation. See “—Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 18, 2020, we consummated the Initial Public Offering of 50,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $500,000,000. Citigroup Global Markets Inc. acted as joint bookrunner and representative of the underwriters and each of Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and B of A Securities, Inc. acted as joint bookrunner of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-248972). The Securities and Exchange Commission declared the registration statement effective on December 15, 2020.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On October 27, 2022, Credit Suisse Group AG announced its intent to restructure its investment bank, including establishing CS First Boston as an independent capital markets and advisory bank. It is anticipated that Michael Klein, our Chief Executive Officer, President and Chairman of our Board of Directors, will be appointed CEO designate of CS First Boston in 2023 pending regulatory approvals.

For a description of the additional roles and interests of Mr. Klein and our other directors and officers separate from their respective roles with the Company, see “Part I, Item 1. Business —Certain Potential Conflicts of Interest relating to M. Klein and Company and Our Officers and Directors,” “Part I, Item 1. Business —Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company,” “Part I, Item 1A. Risk Factors —Risks Relating to Our Management Team” and “Part III, Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2021.

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

CHURCHILL CAPITAL CORP V

Date: November 10, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)