Form 10-K
period 2022-12-31
Churchill Capital Corp V
filed 2023-04-04
CIK 1812234

UNIT
ED STATES
SEC
URITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code: (212)
380-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock , $0.0001 par value, and one-fourth of one warrant	CCV.U	New York Stock Exchange
Shares of Class A common stock	CCV	New York Stock Exchange
Warrants	CCV W S	New York Stock Exchange
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    ☒  YES    ☐  NO
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☒  YES    ☐  NO
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $491,500,000
As of April 3, 2023, there were 14,776,252 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location: New York, NY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses and successfully negotiate and enter into a definitive agreement for a business combination;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

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

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination and entered into a non-binding letter of intent with Sustainable Living Innovations, Inc. (“SLI”), a prospective target company that meets our investment criteria and principles, on December 15, 2022. We have until December 18, 2023 (or such earlier date as determined by the board of directors) to complete an initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, LLC (together with its affiliates, “M. Klein and Company”), which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 36 year career, including more than two decades at Citigroup Inc. (“Citi”) and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co-CEO, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity. On February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO Designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group.

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

On December 18, 2020, we completed our IPO of 50,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $500,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share (the “public shares” or “Class A common stock”), and one-fourth of one warrant (the “public warrants”). Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 11,000,000 warrants (the “private placement warrants,” together with the public warrants, the “warrants”) at a price of $1.00 per warrant, or $11,000,000 in the aggregate. An aggregate of $500,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $500,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

We may structure our initial business combination so that the post-transaction company in which holders (our “public stockholders”) of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors own public shares, provided that each of their status as a “public stockholder” shall only exist with respect to their public shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post- transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will continue to qualify as a smaller reporting company for so long as (1) the market value of our common stock held by non-affiliates is less than $250 million, or (2) our annual revenues are less than $100 million during our most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million.

Financial Position

With funds available for a business combination in the amount of approximately $505 million as of December 31, 2022, assuming no redemptions and after payment of up to $17,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us. Furthermore, based on redemptions in other recent SPAC initial business combinations, we may experience high levels of redemptions in connection with any initial business combination.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

On March 14, 2023, the stockholders of the Company approved a proposal (the “Extension Vote”) to adopt an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) from March 18, 2023 to December 18, 2023 (or such earlier date as determined by the Company’s board of directors). In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $354.7 million from the Trust Account.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

On December 15, 2022 we entered into a non-binding letter of intent for an initial business combination, which automatically extended the completion window from December 18, 2022 to March 18, 2023, per the terms of our amended and restated certificate of incorporation. Following the Extension Vote held on March 14, 2023, the amended and restated certificate of incorporation was amended to extend the completion window from March 18, 2023 to December 18, 2023 or such earlier date as determined by the board of directors (the period from the closing of the IPO until December 18, 2023 or such earlier date as determined by the board of directors, the “completion window”). If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law;

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

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share in the aggregate or (2) the actual amount per public share held in the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $505 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors —If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions (other than amendments relating to the election and removal of directors, which require the approval of a majority of at least 90% of our common stock voting in a stockholder meeting) cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, may participate in any vote to amend our amended and restated certificate of incorporation and have the discretion to vote in any manner they choose. Prior to an initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors

Our sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company or to other entities he owes a fiduciary duty. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties. As a result, M. Klein and Company’s clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may be suitable both for us and for M. Klein and Company or any of its clients, and will be directed initially to such persons rather than to us. None of Mr. Klein, M. Klein and Company or members of our management team who are also employed by M. Klein and Company have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties.

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners, as well as members of our board of directors, have formed and are actively engaged in Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in February 2021 and February 2021, respectively. Michael Klein, Mark Klein, Karen Mills and Alan Schrager are members of the board of directors of Churchill Capital Corp VI and Churchill Capital Corp VII. Furthermore, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until May 17, 2023, May 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp. may present additional conflicts of interest in pursuing an acquisition target.

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

Our management team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may choose or be required to present potential business combinations or other transactions to M. Klein and Company or third parties, before they present such opportunities to us. Please see “Item 1A. Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in Part I of this Annual Report.

Not All Members of Our Management Team are Independent of M. Klein and Company

Our management team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company or to other entities he owes a fiduciary duty. Please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” in Part III of this Annual Report for additional information regarding conflicts of interest relating to our management team.

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

Periodic Reporting and Financial Information

Our units, Class A common stock and public warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•

our ability to complete our initial business combination, including risks arising from concerns about the U.S. budget deficit, the debt ceiling and the credit rating of the United States, COVID-19 pandemic, the conflict between Russia and Ukraine and related volatility in the financial markets;

•	our public shareholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	the performance of the prospective target business or businesses;

•	our ability to select an appropriate target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;

•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to obtain additional financing to complete our initial business combination;

•	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

•	our ability to redeem your unexpired warrants prior to their exercise;

•	our public securities’ potential liquidity and trading; and

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

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, following the Extension, in addition to our initial stockholders’ founder shares, we would need 1,138,126, or 7.7%, of the 14,776,252 public shares outstanding to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 46% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination or liquidate. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the U.S debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Financial markets also may be adversely affected by current or anticipated military conflict, including the ongoing war between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, which could cause or continue to cause, as applicable, market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions, and adversely affect the global economy and financial markets leading to instability and lack of liquidity in capital markets. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, the war in Ukraine and subsequent actions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, upon our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, M. Klein and Company and our Strategic and Operating Partners, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors” in Part I of this Annual Report for a discussion on certain limitations related to other resources M. Klein and Company may, but is under no obligation or other duty to, provide us.

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

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

See also “We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.” and “If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.”

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the IPO and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of our IPO, the proceeds held in the trust account were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments and by subsequently holding all funds in the trust account in cash (as described in the following paragraph), and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), on December 15, 2022, the 24-month anniversary of the effective date of our registration statement relating to the

IPO, we instructed the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation. Furthermore, such cash is being held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds held in our trust account will be guaranteed by the FDIC. Following such liquidation, we may receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Because we are neither limited to evaluating target businesses in a particular industry nor have we entered into a definitive agreement with any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, under our amended and restated certificate of incorporation, we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with a specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses and have entered into a non-binding LOI with SLI, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

The net proceeds from our IPO and the sale of the private placement warrants provided us with $500,000,000 that we may use to complete our initial business combination (which includes $17,500,000 of deferred underwriting commissions being held in the trust account and assumes no redemptions, which could be significant). In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $354.7 million from the Trust Account. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. On March 15, 2023, we amended our amended and restated certificate of incorporation to extend the time to consummate an initial business combination in order to effectuate our initial business combination. We cannot assure you that we will not again seek to amend our charter or governing instruments.

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from M. Klein and Company) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. M. Klein and Company is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak.

COVID-19, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. It has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

Heightened competition among special purpose acquisition companies for attractive targets could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Following the increase in the number of special purpose acquisition companies looking for business combinations in recent years many potential targets have already entered into an initial business combination, and many special purpose acquisition companies continue to seek targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

Our units, Class A common stock and public warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and public warrants are listed on the NYSE, our units, Class A common stock and public warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

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

•

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

Our sponsor paid an aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. Additionally, our sponsor purchased an aggregate of 11,000,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $11,000,000. Michael Klein, Mark Klein, Karen G. Mills, Dena J. Brumpton, William J. Bynum and Alan M. Schrager, all of whom are directors of the company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her direct or indirect membership interest in our sponsor. Even if the trading price of our common stock significantly declines following a business combination, and assuming our sponsor does not agree to any lock-up or vesting terms for its founder shares in connection with our initial business combination, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock at such time is substantially less than $10.00 per share. Accordingly, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

In connection with the restatements of our previously issued audited balance sheet as of December 18, 2021 and our financial statements for the year ended December 31, 2020 and quarters ended March 31, 2021 and June 30, 2021, we previously identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments, as of December 31, 2021.

While our previous material weakness has been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

For example, Michael Klein, our President, Chief Executive Officer and Chairman of our Board of Directors, is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Furthermore, on February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group. Mr. Klein has fiduciary duties to the other entities in which he serves as a director or officer, and will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Conflicts of Interest” in Part III of this Annual Report for a discussion of our officers’ and directors’ other business affairs and potential conflicts of interest.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners, as well as members of our board of directors, have formed and are actively engaged in Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in February 2021 and February 2021, respectively. Michael Klein, Mark Klein, Karen Mills and Alan Schrager are also members of the board of directors of Churchill Capital Corp VI and Churchill Capital Corp VII. Furthermore, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until May 17, 2023, May 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

As described in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest”, in Part III of this Annual Report, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

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

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in Part III of this Annual Report for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

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

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors” in Part I of this Annual Report for additional information.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with M. Klein and Company, our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with M. Klein and Company, our sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” in Part III of this Annual Report. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Initial Business Combination” in Part I of this Annual Report, and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with M. Klein and Company, our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In May 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 19, 2020, we effected a stock dividend of one-third of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 11,500,000 founder shares. On December 15, 2020, we effected a stock dividend of .125 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 12,937,500 founder shares. On December 18, 2020, our sponsor forfeited at no cost 437,500 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 12,500,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the IPO. The founder shares will be worthless if we do not complete an initial business combination.

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

The founder shares are identical to the shares of Class A common stock included in the units sold in the IPO, except that: (1) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

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

General Risk Factors

We have no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until after we have completed our initial business combination. Because we lack an operating history and our sole purpose is to complete a business combination with one or more operating companies, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

Market Information.

Our units, Class A common stock and public warrants are traded on the NYSE under the symbols “CCV.U”, “CCV” and “CCV WS”, respectively.

Holders

Although there are a larger number of beneficial owners, as of April 3, 2023, there was one holder of record of our units, one holder of record of our separately traded Class A common stock, one holder of record of our Class B common stock and one holder of record of our separately traded warrants.

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

Overview

We are a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On March 7, 2023, our Sponsor agreed to make monthly deposits directly to the trust account in the amount of $250,000 (each deposit, a “Contribution”) pursuant to a non-interest bearing, unsecured promissory note (the “Promissory Note”) issued by us to our Sponsor. Such Contributions will be paid monthly beginning on March 17, 2023 until the earliest to occur of (i) the consummation of the business combination, (ii) November 17, 2023 and (iii) if a business combination is not consummated, the date of liquidation of the trust account, as determined in the sole discretion of our board of directors. The Promissory Note will mature on the earlier of (1) the date we consummate a business combination and (2) the date that the winding up of the Company is effective.

We entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with SLI, a private company that meets our investment criteria and principles. As a result, the completion window was extended from December 18, 2022 to March 18, 2023. Following the Extension Vote, the Company’s amended and restated certificate of incorporation was amended to extend the completion window from March 18, 2023 to December 18, 2023 or such earlier date as determined by the board of directors. In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $354.7 million from the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the IPO and identifying a target for our business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $24,091,203, which consists of a change in fair value of warrant liabilities of $21,260,000, interest earned on marketable securities held in the trust account of $6,349,654, change in fair value of conversion option liability of $145,441, offset by operating costs of $2,240,024, interest expense of $138,536 and provision for income tax of $1,285,332.

For the year ended December 31, 2021, we had net income of $2,136,002, which consists of a change in fair value of warrant liabilities of $4,340,000, interest earned on marketable securities held in our trust account of $189,309, change in fair value of conversion option liability of $46,293 and an unrealized gain on marketable securities held in our trust account of $8,379, offset by operating costs of $2,394,781 and interest expense of $53,198.

Liquidity, Capital Resources and Going Concern

On December 18, 2020, we consummated the IPO of 50,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriters of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $500,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 11,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $11,000,000.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $500,000,000 was placed in the trust account. We incurred $26,982,949 in transaction costs, including $8,950,000 of underwriting fees, net of $1,050,000 reimbursed from the underwriters, $17,500,000 of deferred underwriting fees and $532,949 of other costs.

As of December 31, 2022, we had cash held in the trust account of $505,010,923. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, there are no further withdrawals available for 2022 for working capital purposes and $1,325,382 available for payment of tax obligations. For the year ended December 31, 2022, the Company withdrew $1,000,000 from trust account for working capital purposes and $369,471 to pay franchise and income taxes. In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $354.7 million from the Trust Account.

For the year ended December 31, 2022, cash used in operating activities was $1,467,483. Net income of $24,091,203 was affected by interest earned on marketable securities held in the trust account of $6,349,654, a change in the fair value of warrant liabilities of $21,260,000, change in value of conversion option liability of $145,441, and amortization of debt discount of $138,536. Changes in operating assets and liabilities provided $2,057,873 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $2,448,275. Net income of $2,136,002 was affected by interest earned on marketable securities held in the trust account of $189,309, an unrealized gain on marketable securities of $8,379, a change in the fair value of warrant liabilities of $4,340,000, change in value of conversion option liability of $46,293, and amortization of debt discount of $53,198. Changes in operating assets and liabilities used $53,494 of cash for operating activities.

In December 2022, we instructed the trustee with respect to the trust account to liquidate the marketable securities held in the trust account and thereafter to hold all funds in the trust account in cash. As a result, we will receive minimal interest, if any, on the funds held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $108,829. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2022, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000, with $500,000 available for withdrawal.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000, in additional to available interest to pay any tax liabilities. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the IPO. As of December 31, 2022, the Company has withdrawn all $1,000,000 of the 2022 available annual limit; therefore, there are no further withdrawals available for 2022 for working capital purposes. For the year ended December 31, 2021, the Company withdrew $150,000 from the trust for working capital purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until December 18, 2023 (or such earlier date as determined by the board of directors) to consummate a business combination. Management currently has no plans at this time to extend beyond the December 18, 2023 liquidation date and it is uncertain that the Company will be able to negotiate a definitive agreement for a business combination and consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2023 or such earlier date as determined by the board of directors. The Company intends to complete a business combination before the mandatory liquidation date but there are no assurances the Company will be successful.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the sponsor to reflect that, effective January 1, 2022, the $30,000 monthly payments from the Company to an affiliate of the sponsor will no longer be payable by the Company but will accrue as a contingent liability, payable upon completion of a business combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our

Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black-Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Net Income per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of share of common stock outstanding during the period. We apply the two-class method in calculating income per share of common stock. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.”

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through IPO that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $26,982,949, of which $26,303,933 were charged to stockholders’ deficit upon the completion of the IPO and $679,016 were charged to operations.

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

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Michael Klein	59	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	57	Chief Financial Officer
Alan M. Schrager	54	Director
Dena J. Brumpton	59	Director
William J. Bynum	64	Director
Mark Klein	61	Director
Karen G. Mills	69	Director

Michael Klein is our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein is also the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VII, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC and Chairman of the Board of Directors of AltC Acquisition Corp., a blank check company whose sponsor is an affiliate of M. Klein and Company. On February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO Designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group. Mr. Klein served as a Director of Credit Suisse Group AG and Credit Suisse AG from April 2018 to October 2022. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein is the brother of Mark Klein, a director of Churchill. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on the board of directors due to his significant investment banking and advisory experience.

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

Alan M. Schrager is a Director and also a Director of Churchill Capital Corp VI and Churchill Capital Corp VII since January 2022. He is Portfolio Manager & Senior Partner with Oak Hill Advisors, L.P. (“OHA”), where he shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Schrager serves on various OHA committees, including the compliance, investment strategy, valuation and several fund investment committees. Previously, he had senior research responsibility for investments in private credit companies, software, industrials and gaming at OHA and served as a member of the board of directors of OHA Investment Corporation (“OHAI”), a specialty finance company previously managed by OHA, from June 2015 to December 2019, when OHAI merged with Portman Ridge Finance Corporation. Prior to joining OHA in early 2003, Mr. Schrager was a Managing Director of USBancorp Libra, where he was responsible for originating, evaluating and structuring private equity, mezzanine and debt transactions and also held several positions at Primary Network, a data CLEC, including Chief Financial Officer and Interim Chief Executive Officer. He previously worked in the Leveraged Finance and High Yield Capital Markets group at UBS Securities, LLC. He currently serves on the boards of directors of Expro Group Holdings N.V. since October 2021, OHA Senior Private Lending Fund (U) LLC since November 2021, T. Rowe Price OHA Select Private Credit Fund since October 2022 and New Heights Youth, Inc. since April 2016. Mr. Schrager earned an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from the University of Michigan. Mr. Schrager was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Dena J. Brumpton is a Director. Ms. Brumpton is currently a Non-Executive Director of Scottish Widows Schroder Wealth Holdings Limited where she chairs the Audit and Risk Committees in addition to being a member of the Remuneration Committee, Chairman of Scottish Widows Schroder Wealth Limited, Non-Executive Director of Scottish Widows Schroder Wealth ACD Limited and Non-Executive Director of Stonehage Fleming Family & Partners Limited. Previously, she was the CEO for Barclays Savings, Investments and Wealth Management. Prior to Barclays, over the course of thirty years, Ms. Brumpton held various roles at Citigroup where she held several senior leadership positions in Asset Management, Corporate and Investment Banking and most recently Private Banking and Wealth Management, where she was Global Chief Operating Officer for the Private Bank. Ms. Brumpton was selected to serve on our Board of Directors due to her significant financial and leadership experience.

William J. Bynum is a Director. He was previously a Director of Churchill Capital Corp IV, until it completed its business combination. He is the Chief Executive Officer of HOPE (Hope Enterprise Corporation, Hope Credit Union and Hope Policy Institute), a family of organizations founded by him in 1994 that provides financial services; leverages private, public and philanthropic resources; and engages in policy analysis to fulfill its mission of strengthening communities, building assets, and improving lives in economically distressed parts of Alabama, Arkansas, Louisiana, Mississippi and Tennessee. Mr. Bynum serves on the boards of the Aspen Institute and NAACP Legal Defense Fund. He previously chaired the Treasury Department’s Community Development Advisory Board and the Consumer Financial Protection Bureau Consumer Advisory Board. Mr. Bynum is a graduate of the University of North Carolina at Chapel Hill, and has completed executive coursework at the Harvard Business School. Mr. Bynum was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Mark Klein is a Director and also a Director of Churchill Capital Corp VI and Churchill Capital Corp VII. He was previously a Director of Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He has served as Chairman of the Board of Directors of SuRo Capital Corp. (formerly Sutter Rock Capital, Corp.) since December 2020, its President since May 2018, its Chief Executive Officer since August 2017 and a Director since 2011. Mr. Klein has also served as a Managing Member and Majority Partner of M. Klein and Company, LLC, an investment banking firm, since 2010. Additionally, he has been on the Board of Directors of Learneo (formerly Course Hero), an education technology company, since 2020. Mr. Klein previously served on the Board of Directors of Atlantic Alliance Partnership Corp. He has also served as an investment adviser at B. Riley Wealth Management (formerly MK Capital Advisors, LLC), a wealth management firm and registered investment adviser and broker-dealer, from April 2012 to June 2019. Mr. Klein was a Director of National Holdings Corporation, an investment banking and asset management firm, from 2011 to 2014, where he also served as Chief Executive Officer and Co-Chairman from March 2013 to December 2014. He served as a director of New University Holdings Corp., from its inception in 2010 through August 2011, when New University Holdings Corp. merged with ePals, Inc. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer, President and a Director of 57th Street General Acquisition Corp., until it completed a merger with Crumbs Bake Shop. After the merger, he served as a member of the Board of Directors of Crumbs Bake Shop from May 2011 to March 2014. Mr. Klein is the brother of Michael Klein, our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein received a bachelor’s degree, with high distinction, in Business Administration from Emory University and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University. Mr. Klein was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Karen G. Mills is a Director and also a Director of Churchill Capital Corp VI and Churchill Capital Corp VII. Ms. Mills was previously a Director of Churchill Capital Corp, Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. Ms. Mills currently serves on the board of directors of Skillsoft Corp. and served on the board of Clarivate Plc from May 2019 to January 2021. Ms. Mills is also a member of the Harvard Corporation and a Senior Fellow at Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills was also Vice Chair of the immigration services company Envoy Global from 2014 to 2021 and Chair of the Advisory Committee for the Private Capital Research Institute from 2017 to 2021. Ms. Mills has served as the President of MMP Group since October 1993, which invests in financial services, consumer products and technology-enabled solutions businesses. Ms. Mills has also served as a director of the National Bureau of Economic Research since September 2018. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School. Ms. Mills was selected to serve on our Board of Directors due to her significant financial and leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. On December 30, William J. Bynum and Karen G. Mills were elected by the Sponsor, as sole holder of our shares of Class B common stock, to serve on our board of directors for another 3-year term. The term of office of the second class of directors, consisting of Alan M. Schrager and Mark Klein, will expire at our next annual meeting of stockholders. The term of office of the third class of directors, consisting of Dena J. Brumpton and Michael Klein, will expire at the subsequent annual meeting of stockholders. The term of office of the first class of directors, consisting of William J. Bynum and Karen G. Mills, will expire at the subsequent annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Audit Committee

The members of our audit committee are Alan M. Schrager, Dena J. Brumpton and Karen G. Mills, and Karen G. Mills serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Dena J. Brumpton and Karen G. Mills qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2022, there were no delinquent filers.

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

In addition, any of our Strategic and Operating Partners or their personnel may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. In particular, the Strategic and Operating Partners, as well as M. Klein and Company, Mr. Klein and members of our board of directors, are actively engaged in Churchill Capital Corp VI and Churchill Capital Corp VII, special purpose acquisition corporations that completed their initial public offerings in February 2021 and February 2021, respectively. Michael Klein, Mark Klein, Karen Mills and Alan Schrager are members of the board of directors of both Churchill Capital Corp VI and Churchill Capital Corp VII. Furthermore, M. Klein and Company, Mr. Klein and the Strategic Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until May 17, 2023, May 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp VI, Churchill Capital Corp VII and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

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

•

Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor owns common stock and warrants and each of Michael Klein, Mark Klein, Karen G. Mills, Dena J. Brumpton, William J. Bynum and Alan M. Schrager, all of whom are directors of the company currently have an economic interest in our sponsor, our sponsor, officers and directors that have an economic interest in our sponsor may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	CS First Boston	Financial services	Chief Executive Officer Designate
	Credit Suisse Group AG	Financial services	Chief Executive Officer of Banking and Chief Executive Officer of Americas
	Skillsoft Corp.	Digital learning and talent solutions	Director
	MultiPlan, Inc.	Healthcare cost management solutions	Director
	Churchill Capital Corp VI	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp VII	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	AltC Acquisition Corp.	Blank check company	Chairman of the Board of Directors
Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	Churchill Capital Corp VI	Blank check company	Chief Financial Officer
	Churchill Capital Corp VII	Blank check company	Chief Financial Officer
	AltC Acquisition Corp.	Blank check company	Chief Financial Officer
Alan M. Schrager	Oak Hill Advisors, L.P.	Investment	Portfolio Manager and Senior Partner
	Expro Group Holdings N.V.	Energy services provider	Director
	OHA Senior Private Lending (U) LLC	Investment	Director
	T. Rowe Price OHA Select Private Credit Fund	Investment	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Dena J. Brumpton	Scottish Widows Schroder Wealth Holdings Limited	Financial services holding company	Director
	Scottish Widows Schroder Wealth Limited	Financial services	Chairman

Name of Individual	Entity Name	Entity’s Business	Affiliation
	Scottish Widows Schroder Wealth ACD Limited	Financial services	Director
	Stonehage Fleming Family & Partners Limited	Financial services	Director
William J. Bynum	HOPE	Financial services	Chief Executive Officer
Mark Klein	M. Klein and Company	Strategic advice	Managing Member and Majority Partner
	SuRo Capital Corp.	Investment	Chief Executive Officer, President and Director
	Learno	Education technology company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
Karen G. Mills	MMP Group	Venture capital	President
	Churchill Capital Corp VI	Blank check company	Director
	Churchill Capital Corp VII	Blank check company	Director
	Skillsoft Corp.	Digital learning and talent solutions	Director

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

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $30,000 to an affiliate of our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 36 months, an affiliate of the sponsor will be paid a total of $1,080,000 ($30,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of February 15, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of February 15, 2023.

In the table below, percentage ownership is based on 50,000,000 shares of Class A common stock outstanding and 12,500,000 shares of Class B common stock outstanding as of February 15, 2023. Shares of Class A common stock that may be obtained upon conversion of shares of Class B common stock are deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. In connection with the Extension, holders of 35,223,748 shares of Class A common stock exercised their right to redeem their shares for cash. As a result, 14,776,252 shares of Class A common stock remain outstanding following the redemptions.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	Percentage
Churchill Sponsor V LLC(2)(3)	12,500,000	20.00%
Michael Klein(2)(3)	12,500,000	20.00%
Jay Taragin	—	—
Alan M. Schrager(4)	—	—
Dena J. Brumpton(4)	—	—
William J. Bynum(4)	—	—
Mark Klein(4)	—	—
Karen G. Mills(4)	—	—
D.E. Shaw Valence Portfolios, L.L.C.(5)	3,712,435	7.42%
Empyrean Capital Overseas Master Fund, Ltd.(6)	3,845,200	7.69%
Magnetar Financial(7)	2,500,000	5.00%
Peak6 Capital Management LLC(8)	2,500,000	5.00%
All officers and directors as a group (7 individuals)	12,500,000	20.00%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Churchill Capital Corp V, 640 Fifth Avenue, 12th Floor, New York, NY 10019.

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

(4)

Mark Klein, Karen G. Mills, Dena J. Brumpton, William J. Bynum and Alan M. Schrager, all of whom are directors of the company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her direct or indirect membership interest in our sponsor, but does not beneficially own any of our founder shares or private placement warrants.

(5)

According to Schedule 13G, filed on February 14, 2023 by D.E. Shaw Valence Portfolios, L.L.C., D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P. and David E. Shaw (collectively, the “D.E. Shaw Parties”), the business address of such parties is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036. The D.E. Shaw Parties hold 3,712,435 shares of Class A common stock. Such securities are held through D.E. Shaw Valence Portfolios, L.L.C., a Delaware limited liability company, D.E. Shaw & Co., L.L.C., a Delaware limited liability company and D. E. Shaw & Co., L.P., a Delaware limited partnership. Mr. David E. Shaw, a United States citizen, does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 3,712,435 shares as described above constituting 5.94% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 3,712,435 shares.

(6)

According to Schedule 13G, filed on February 14, 2023 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron (collectively, the “Empyrean Parties”), the business address of such parties is 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. The Empyrean Parties hold 3,845,200 shares of Class A common stock. Such securities are held through Empyrean Capital Overseas Master Fund, Ltd., a Cayman Island exempted company, Empyrean Capital Partners, LP, a Delaware limited partnership and Mr. Amos Meron, a United States citizen who serves as the managing member of Empyrean Capital, LLC, the general partner of Empyrean Capital Partners, LP, with respect to the Class A common stock directly held Empyrean Capital Overseas Master Fund, Ltd.

(7)

According to Schedule 13G, filed on February 2, 2023 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The Magnetar Parties hold 2,500,000 shares of Class A common stock. Such securities are held through Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company, Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership, Supernova Management LLC (“Supernova Management”), a Delaware limited liability company and Mr. David J. Snyderman (“Mr. Snyderman”), a United States citizen who serves as the manager of Supernova Management LLC. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman.

(8)

According to Schedule 13G, filed on February 12, 2021 by PEAK6 Capital Management LLC, PEAK6 Group LLC, PEAK6 Investments, L.P., PEAK6 LLC, Matthew Hulsizer and Jennifer Just (collectively, the “PEAK6 Parties”), the business address of such parties is 141 W. Jackson Blvd, Suite 500 Chicago, IL 60604. The PEAK6 Parties hold 2,500,000 shares of Class A common stock. Such securities are held through PEAK6 Capital Management LLC, a Delaware limited liability company, PEAK6 Group LLC, a Delaware limited liability company, PEAK6 Investments, L.P., a Delaware limited liability partnership, PEAK6 LLC, a Delaware limited liability company, Mr. Matthew Hulsizer, a United States citizen, and Ms. Jennifer Just, a United States citizen.

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

Michael Klein, Alan M. Schrager, Dena J. Brumpton, William J. Bynum, Mark Klein and Karen G. Mills, all of whom are directors of the company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her direct or indirect membership interest in our sponsor.

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

We entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $30,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 36 months, an affiliate of our sponsor will be paid a total of $1,080,000 ($30,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	repayment of up to $200,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•

at the closing of our initial business combination, a customary financial advisory fee to M. Klein and Company, or another affiliate of our sponsor, in an amount that constitutes a market standard financial advisory fee for comparable transactions;

•	payment to an affiliate of our sponsor of a total of $30,000 per month, for up to 36 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $90,125 and $139,565. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this Annual Report:

(1)    Financial Statements:

(2)    Financial Statement Schedules:

None.

(3)    Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 15, 2023).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

4.4	Warrant Agreement, dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

4.5	Description of Securities of the Company (incorporated by reference to Exhibit 4.5 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2021).

10.1	Promissory Note, dated May 13, 2020, issued to Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

Exhibit Number	Description

10.2	Letter Agreement, dated December 15, 2020, among the Registrant and its officers, directors and Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.3	Investment Management Trust Agreement, dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.4	Registration Rights Agreement, dated December 15, 2020, among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.5	Subscription Agreement, dated May 13, 2020, between the Registrant and Churchill Sponsor V LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on September 22, 2020).

10.6	Private Placement Warrants Purchase Agreement, dated December 15, 2020, between the Registrant and Churchill Sponsor V LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.7	Indemnity Agreement, dated December 15, 2020, between the Registrant and Michael Klein (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.8	Indemnity Agreement, dated December 15, 2020, between the Registrant and Jay Taragin (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.9	Indemnity Agreement, dated December 15, 2020, between the Registrant and Dena J. Brumpton (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.10	Indemnity Agreement, dated December 15, 2020, between the Registrant and William J. Bynum (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.11	Indemnity Agreement, dated December 15, 2020, between the Registrant and Mark Klein (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.12	Indemnity Agreement, dated December 15, 2020, between the Registrant and Karen G. Mills (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.13	Indemnity Agreement, dated January 3, 2022, between the Registrant and Alan Schrager (incorporated by reference to Exhibit 10.13 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.14	Administrative Services Agreement, dated December 15, 2020, by and between the Registrant and an affiliate of Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.15	Promissory Note, dated November 16, 2021, issued to Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q filed by the Registrant on November 19, 2021).

Exhibit Number	Description

10.16	Promissory Note, dated March 7, 2023, issued to Churchill Sponsor V LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 7, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 3rd day of April, 2023.

CHURCHILL CAPITAL CORP V

By:	/s/ Jay Taragin
Name:	Jay Taragin
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael Klein Michael Klein	Chief Executive Officer, President and Chairman of the Board	April 3, 2023
of Directors
(Principal Executive Officer)

/s/ Jay Taragin Jay Taragin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2023

/s/ Alan M. Schrager Alan M. Schrager	Director	April 3, 2023

/s/ Dena J. Brumpton Dena J. Brumpton	Director	April 3, 2023

/s/ William J. Bynum William J. Bynum	Director	April 3, 2023

/s/ Mark Klein Mark Klein	Director	April 3, 2023

/s/ Karen G. Mills Karen G. Mills	Director	April 3, 2023

CHURCHILL CAPITAL CORP V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of
Directors of Churchill Capital Corp V
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Churchill Capital Corp V (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before December 18, 2023, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension is not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on
a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
April 3, 2023

CHURCHILL CAPITAL CORP V
BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets
Cash	$108,829	$206,841
Prepaid expenses	93,309	357,311

Total current assets	202,138	564,152

Cash and marketable securities held in Trust Account	505,010,923	500,030,740

TOTAL ASSETS	$505,213,061	$500,594,892

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$643,047	$334,508

Income taxes payable	1,285,332	—

Total current liabilities	1,928,379	334,508
Convertible promissory note - related party, net of discount	1,000,000	861,464
Conversion option liability	—	145,441
Warrant liabilities	1,880,000	23,140,000
Deferred legal fee	200,000	—
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	22,508,379	41,981,413

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of approximately $10.07 and $10.00 as of December 31, 2022 and 2021, respectively	503,685,541	500,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding as of December 31, 2022 and 2021	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(20,982,109)	(41,387,771)

Total stockholders’ deficit	(20,980,859)	(41,386,521)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$505,213,061	$500,594,892

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Operating costs	$2,240,024	$2,394,781

Loss from operations	(2,240,024)	(2,394,781)

Other income (expense):
Change in fair value of warrant liabilities	21,260,000	4,340,000
Interest earned on marketable securities held in Trust Account	6,349,654	189,309
Unrealized gain on marketable securities held in Trust Account	—	8,379
Change in fair value of conversion option liability	145,441	46,293
Interest expense - debt discount	(138,536)	(53,198)

Other income, net	27,616,559	4,530,783

Income before provision for income taxes	25,376,535	2,136,002
Provision for income taxes	(1,285,332)	—

Net income	$24,091,203	$2,136,002

Basic and diluted weighted average shares outstanding of Class A common stock	50,000,000	50,000,000

Basic and diluted net income per share, Class A common stock	$0.39	$0.03

Basic and diluted weighted average shares outstanding of Class B common stock	12,500,000	12,500,000

Basic and diluted net income per share, Class B common stock	$0.39	$0.03

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — January 1, 2021	—	$—	12,500,000	$1,250	$—	$(43,506,825)	$(43,505,575)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(16,948)	(16,948)

Net income	—	—	—	—	—	2,136,002	2,136,002

Balance — December 31, 2021	—	—	12,500,000	$1,250	—	(41,387,771)	(41,386,521)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(3,685,541)	(3,685,541)

Net income	—	—	—	—	—	24,091,203	24,091,203

Balance — December 31, 2022	—	$—	12,500,000	$1,250	$—	$(20,982,109)	$(20,980,859)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP V
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$24,091,203	$2,136,002
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(21,260,000)	(4,340,000)
Amortization of debt discount	138,536	53,198
Interest earned on marketable securities held in Trust Account	(6,349,654)	(189,309)
Unrealized gain on marketable securities held in Trust Account	—	(8,379)
Change in value of conversion option liability	(145,441)	(46,293)
Changes in operating assets and liabilities:
Prepaid expenses	264,002	(335,311)
Accrued expenses	508,539	281,817
Income taxes payable	1,285,332	—

Net cash used in operating activities	(1,467,483)	(2,448,275)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	369,471	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	150,000

Net cash provided by investing activities	1,369,471	150,000

Cash flows from financing activities:
Proceeds from promissory note—related party	—	1,000,000

Net cash provided by financing activities	—	1,000,000

Net change in cash	(98,012)	(1,298,275)
Cash – Beginning of period	206,841	1,505,116

Cash – End of period	$108,829	$206,841

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$3,685,541	$16,948

The accompanying notes are an integral part of the financial statements.

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one hundred percent (100) % of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by December 18, 2023 (or such earlier date as determined by the board of directors) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window. The Company has entered into a non-binding
letter of intent that sets forth the preliminary terms and conditions of a potential Business Combination with Sustainable Living Innovations, Inc. (“SLI”), a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company’s Combination Window was extended from December 18, 2022 to March 18, 2023. Following a stockholder vote on March 14, 2023, the Company’s amended and restated certificate of incorporation was amended to extend the Combination Window from March 18, 2023 to December 18, 2023 or such earlier date as determined by the board of directors.
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
Liquidity and Going Concern
As of December 31, 2022, we had cash of $108,829. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000
(the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment
. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021 and October 22, 2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of December 31, 2022 the $1,000,000 has been borrowed, with a remaining balance for withdrawal of $500,000.
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
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000
, in
 additional
to available interest
to pay
any

tax
liabilities
. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2022, the Company has withdrawn all $1,000,000 of the 2022 available annual limit; therefore, there are no further withdrawals available for 2022 for working capital purposes. For the year ended December 31, 2021, the Company withdrew $150,000 from the trust for working capital purposes.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until December 18, 2023 (or such earlier date as determined by the board of directors) to consummate a business combination. Management currently has no plans at this time to extend beyond the December 18, 2023 liquidation date and it is uncertain that the Company will be able to negotiate a definitive agreement for a business combination and consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2023 or such earlier date as determined by the board of directors. The Company intends to complete a business combination before the mandatory liquidation date but there are no assurances the Company will be successful.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.
On December 27, 2022, the Treasury published Notice
2023-2,
which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.
Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account
As of December 31, 2022 and 2021, the assets held in the Trust Account were cash and held in U.S. Treasury Bills
.
During the year ended December 31, 2022, the Company has withdrawn

$
1,369,471
to pay income taxes and for working capital purposes or permitted withdrawals. For the year ended December 31, 2021, the Company withdrew $150,000 from the trust for working capital purposes. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
As of December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(12,375,000)
Class A common stock issuance costs	(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	38,678,933

Class A common stock subject to redemption, December 31, 2021	500,000,000
Plus:
Remeasurement of carrying value to redemption value	3,685,541

Class A common stock subject to possible redemption, December 31, 2022	$503,685,541

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 5.0% and 0.0% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
Net Income per Common Share
Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We apply the two-class
method in calculating income per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income (per common share as the redemption value approximates fair value.
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$19,272,962	$4,818,241	$1,708,802	$427,200
Denominator:
Basic and diluted weighted average stock outstanding	50,000,000	12,500,000	50,000,000	12,500,000

Basic and diluted net income per common share	$0.39	$0.39	$0.03	$0.03
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at December 31, 2022 and 2021.

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
Administrative Services Agreement
The Company has agreed, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of
$30,000
per month for office space, administrative and support services. For the year ended December 31, 2022, the Company incurred
$360,000
in fees for these services, which are reflected on the Company’s balance sheets in accrued expenses. For the year ended
December 31, 2021,

the Company incurred and paid
$360,000
in fees for these services.
On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from Company to an affiliate of the Sponsor will no longer be payable by the

Company but will accrue as a contingent liability, payable upon completion of an initial business combination.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the year ended December 31, 2022 and 2021.
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

Warrants. On August 30, 2021 and October 22,

2021, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of December 31, 2022 and 2021,
the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000
, with $500,000 available for withdrawal.
The Company assessed the provisions of the Convertible Promissory Note under ASC
470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 10):

	December 31, 2022	December 31, 2021	October 22, 2021 (Initial Measurement)	August 30, 2021 (Initial Measurement)
Underlying warrant value	$0.0000	$0.1454	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00	$1.00
Holding period	0.33	0.29	0.25	0.25
Risk-free rate %	3.94%	1.34%	1.33%	0.91%
Volatility %	1.0%	14.7%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%	0.0%
The following table presents the change in the fair value of conversion option liability for the year ended December 31, 2022 and 2021.

January 1, 2021	$—
Initial measurement on August 30, 2021	111,384
Initial measurement on October 22, 2021	80,350
Change in fair value	(46,293)

Fair value as of December 31, 2021	145,441
Change in fair value	(145,441)

Fair value as of December 31, 2022	$—
The debt discount is being amortized to interest expense as a non-cash
charge over the term of the Convertible
Promissory
Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. The Company does not have an estimate as to when the Business Combination will occur, the debt discount has been amortized using the initial estimate of August 2022. During the year ended December 31, 2022, the Company recorded $138,536 of interest expense related to the amortization of the debt discount. The re

w
as
 no remaining balance of the debt discount as of December 31, 2022.
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
Due Diligence and Legal fees
As of December 31, 2022, the Company, contingent upon the consummation of an initial Business Combination
,
will be required to pay due diligence
and legal

fees in the amount of $9,330,000.
These contingent fees are not reflected in the Company’s financial statements.
As of December 31, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $200,000. For the year ended December 31, 2022, the Company incurred legal fees of $155,000. As of December 31, 2021, the Company incurred legal fees of $45,000.
These fees are reflected on the Company’s balance sheets in accrued expenses and on the statements of operations in operating costs.

NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock
 — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.
As of
 December 31, 2022 and 2021, there were 50,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.
As of
 December 31, 2022 and 2021, there were 12,500,000 shares of Class B common stock issued and outstanding.
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
As of December 31, 2022 and 2021 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of December 31, 2022 there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the
Private
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
NOTE 9 — INCOME TAX
The Company’s net deferred tax assets (liability) as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$8,179
Startup/Organization Expenses	892,412	473,056
Unrealized loss on marketable securities	—	(2,085)

Total deferred tax assets	892,412	479,150
Valuation Allowance	(892,412)	(479,150)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$1,285,332	$—
Deferred	(413,262)	(461,389)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	413,262	461,389

Income tax provision	$1,285,332	$—

As of December 31, 2022 and 2021, the Company had $0 and $38,949
, respectively,
of U.S. federal net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $413,262 and $461,389, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022 and 2021 is as follows:

	December 31, 2021	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of conversion option	(0.1)%	(0.5)%
Transaction costs incurred in connection with IPO	—%	—%
Interest expense- Debt Discount	0.1%	0.5%
Change in fair value of warrants	(17.6)%	(42.7)%
Valuation allowance	1.6%	21.6%

Income tax provision	5.0%	—%

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$505,010,923	$500,030,740
Liabilities:
Warrant liability – Public Warrants	1	1,000,000	12,250,000
Warrant liability – Private Placement Warrants	2	880,000	10,890,000
Convertible Option Liability	3	—	145,441
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.
The Public and Private Warrants were valued as of December 18, 2020 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which are considered to be Level 3 fair value measurements. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the probability of consummation of the
Business Combination. The probability assigned to the consummation of the Business Combination was 80% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CCV WS. For subsequent measurements of the Private Warrants after detachment a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.
At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. For the measurement at December 31, 2022, the Private Placement Warrants are being valued using the associated observable market of the Public Warrants, which is considered to be a Level 2 measurement. As of December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

Private Warrants As of December 31, 2021
Exercise price	$11.50
Stock price	$9.85
Volatility	14.7%
Probability of completing a Business Combination	—
Term	5.29
Risk-free rate	1.34%
Dividend yield	0.0%
For the valuation at year ended December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment this was considered a significant input.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
January 1, 2021	$12,980,000	$14,500,000	$27,480,000
Change in valuation inputs or other assumptions	(2,090,000)	(2,250,000)	(4,340,000)

Fair value as of December 31, 2021	10,890,000	12,250,000	23,140,000
Change in valuation inputs or other assumptions	(10,010,000)	(11,250,000)	(21,260,000)

Fair value as of December 31, 2022	$880,000	$1,000,000	$1,880,000

The following table represents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
January 1, 2021	$12,980,000
Change in valuation inputs or other assumptions	(2,090,000)

Fair value as of December 31, 2021	10,890,000
Change in valuation inputs or other assumptions	(9,900,000)
Transfer of value from level 3 to level 2	(990,000)

Fair value as of December 31, 2022	$—

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
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 2, 2023, the Company borrowed $500,000 against the convertible promissory note entered into on August 30, 2021. As of this filing, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000. There are no further amounts available for withdrawal under this loan.
In connection with the Extension (as defined below), on March 7, 2023, Churchill Sponsor V LLC agreed to make monthly deposits directly to the trust account of Churchill Capital Corp V in the amount of
$250,000
following the approval and implementation of the Charter Amendment (as defined below). Such contributions will be made pursuant to a non-interest bearing, unsecured promissory note issued by the Company to the Sponsor.

On March 13, 2023, the Company withdrew $1,995,000 of interest earned from the trust account to pay for working capital and tax obligations.

On March 14, 2023, the stockholders of the Company approved a proposal to adopt
an
amendment
, which is described in more detail in the definitive proxy statement of the Company filed with the Securities and Exchange Commission on February 21, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) from March 18, 2023 to December 18, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on March 15, 2023. In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $354.7 million from the Trust Account.