Form 10-Q
period 2023-03-31
Churchill Capital Corp V
filed 2023-05-15
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023
, there were 14,776,252 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP V
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$1,675,101	$108,829
Prepaid expenses	442,951	93,309

Total current assets	2,118,052	202,138
Cash and marketable securities held in Trust Account	149,935,160	505,010,923

TOTAL ASSETS	$152,053,212	$505,213,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,237,877	$643,047
Income taxes payable	1,680,187	1,285,332
Excise tax liability	3,548,827	—
Total current liabilities	6,466,891	1,928,379
Convertible promissory note - related party, net of discount	1,500,000	1,000,000
Extension promissory note - related party	250,000	—
Deferred legal fee	600,000	200,000
Warrant liabilities	4,465,000	1,880,000
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	30,781,891	22,508,379

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 14,776,252 and 50,000,000 shares at redemption value as of approximately $10.09 and $10.07 as of March 31, 2023 and December 31, 2022, respectively	149,159,120	503,685,541
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022 (excluding 14,776,252 and 50,000,000 shares subject to possible redemption), respectively	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(27,889,049)	(20,982,109)

Total stockholders’ deficit	(27,887,799)	(20,980,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$152,053,212	$505,213,061

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Formation and operating costs	$1,573,916	$881,740

Loss from operations	(1,573,916)	(881,740)
Other (expense) income:
Change in fair value of warrant liabilities	(2,585,000)	8,805,000
Interest earned on cash and marketable securities held in Trust Account	1,551,953	147,809
Unrealized gain on marketable securities held in Trust Account	—	(6,957)
Change in fair value of conversion option liability	—	138,741
Interest expense - debt discount	—	(51,951)

Total other (expense) income, net	(1,033,047)	9,032,642

(Loss) Income before provision for income taxes	(2,606,963)	8,150,902
Provision for income taxes	(394,855)	—

Net (loss) income	$(3,001,818)	$8,150,902

Basic and diluted weighted average shares outstanding of Class A common stock	43,271,868	50,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.05)	$0.13

Basic and diluted weighted average shares outstanding of Class B common stock	12,500,000	12,500,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.05)	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	12,500,000	$1,250	$—	$(20,982,109)	$(20,980,859)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(356,295)	(356,295)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(3,548,827)	(3,548,827)
Net loss	—	—	—	—	—	(3,001,818)	(3,001,818)

Balance — March 31, 2023	—	$—	12,500,000	$1,250	$—	$(27,889,049)	$(27,887,799)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	12,500,000	$1,250	$—	$(41,387,771)	$(41,386,521)
Net income	—	—	—	—	—	8,150,902	8,150,902

Balance — March 31, 2022	—	$—	12,500,000	$1,250	$—	$(33,236,869)	$(33,235,619)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,001,818)	$8,150,902
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	2,585,000	(8,805,000)
Amortization of debt discount	—	51,951
Interest earned on cash and marketable securities held in Trust Account	(1,551,953)	(147,809)
Unrealized gain on marketable securities held in Trust Account	—	6,957
Change in value of conversion option liability	—	(138,741)
Changes in operating assets and liabilities:
Prepaid expenses	(349,642)	21,312
Accrued expenses	994,830	676,534
Income taxes payable	394,855	—

Net cash used in operating activities	(928,728)	(183,894)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,525,000	—
Cash withdrawn from Trust Account for working capital purposes	470,000	—
Cash withdrawn from Trust Account in connection with redemption	354,882,716	—

Net cash provided by investing activities	356,627,716	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	500,000	—
Proceeds from extension promissory note - related party	250,000	—
Redemption of common stock	(354,882,716)	—

Net cash used in financing activities	(354,132,716)	—

Net change in cash	1,566,272	(183,894)
Cash – Beginning of period	108,829	206,841

Cash – End of period	$1,675,101	$22,947

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$356,295	$—

Excise tax liability accrued for common stock redemptions	$3,548,827	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000, and to pay its tax obligations (“permitted withdrawals”). To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 15, 2022, the
24-month
anniversary of the effective date of our registration statement relating to the Initial Public Offering, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one hundred percent (100%) of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by December 18, 2023 (or such earlier date as determined by the board of directors) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window. The Company has entered into a non-binding
letter of intent that sets forth the preliminary terms and conditions of a potential Business Combination with Sustainable Living Innovations, Inc. (“SLI”), a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company’s Combination Window was extended from December 18, 2022 to March 18, 2023. Following a stockholder vote on March 14, 2023, the Certificate of Incorporation was amended to extend the Combination Window from March 18, 2023 to December 18, 2023 or such earlier date as determined by the board of directors.
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
Liquidity and Going Concern
As of March 31, 2023, we had cash of $1,675,101. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021, October 22, 2021 and February 2, 2023, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of March 31, 2023 and December 31, 2022, $1,500,000 and $1,000,000 had been borrowed with $0 and $500,000 remaining for withdrawal, respectively.
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
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2023, the Company has withdrawn $470,000 of the $1,000,000 2023 available annual limit; $530,000 remains available for withdrawal for working capital purposes. As of December 31, 2022, all of the 2022 $1,000,000 annual working capital was withdrawn.
On March 7, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $250,000 (each deposit, a “Contribution”) following the approval and implementation of the Extension Amendment Proposal. Such Contributions are made pursuant to a non-interest
bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $2,250,000
.
Contributions are paid monthly beginning on March 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) November 17, 2023 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of March 31, 2023, the Extension Promissory Note had a balance of
$250,000 with $2,000,000 available for withdrawal.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern
.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
Presentation of Financial Statements-Going Concern, the Company has until December 18, 2023 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2023 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.
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
for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Cash Held in Trust Account
At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were cash. During the three months ended March 31, 2023, the Company had withdrawn
$470,000 to for working capital purposes and $1,525,000 for tax obligations. During the year ended December 31, 2022, the Company had withdrawn from trust $1,000,000 for working capital purposes and $369,471 for tax obligations. As of March 31, 2023 all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly.
On March 14, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 21, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from March 18, 2023 to December 18, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on March 15, 2023. In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of $354,882,716 from the Trust Account.
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
At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(12,375,000)
Class A common stock issuance costs	(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	38,678,933

Class A common stock subject to redemption, December 31, 2021	500,000,000
Plus:
Remeasurement of carrying value to redemption value	3,685,541
Class A common stock subject to possible redemption, December 31, 2022	503,685,541
Less:
Redemptions	(354,882,716)
Plus:
Remeasurement of carrying value to redemption value	356,295
Class A common stock subject to possible redemption, March 31, 2023	$149,159,120

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was
(15.15%
)
and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21%
for the three months ended March 31, 2023 and 2022, due to changes of fair value warrant liability and the valuation allowance on the deferred tax assets.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class
method in calculating income (loss) per share of common stock. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income
(loss) per share of common stock as the redemption value approximates fair value.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of
23,500,000

shares of common stock in the calculation of diluted income (loss) per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(2,329,029)	$(672,789)	$6,520,722	$1,630,180
Denominator:
Basic and diluted weighted average stock outstanding	43,271,868	12,500,000	50,000,000	12,500,000

Basic and diluted net (loss) income per share of common stock	$(0.05)	$(0.05)	$0.13	$0.13
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $11,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 8).
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at March 31, 2023 and December 31, 2022.
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
Administrative Services Agreement
The Company has agreed, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space and administrative and support services. For the three months ended March 31, 2023, the Company incurred and accrued
$90,000 in fees for these services. For the three months ended March 31, 2022, the Company incurred and accrued $90,000 in administrative services fees.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from the Company to an affiliate of the Sponsor will accrue as a contingent liability, payable upon completion of an initial Business Combination.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the period ended March 31, 2023 and December 31, 2022.
Related Party Loans
Working Capital Loan
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, $1,500,000
and $1,000,000
ha
d
 been borrowed as described below.
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021, October 22, 2021 and February 2, 2023, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of March 31, 2023 and December 31, 2022, $1,500,000 and $1,000,000 had been borrowed with $0 and $500,000 remaining for withdrawal, respectively.
The Company assessed the provisions of the Convertible Promissory Note under ASC
470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

	March 31, 2023	December 31, 2022	October 22, 2021 Borrowing (Initial Measurement)	August 30, 2021 Borrowing (Initial Measurement)
Underlying warrant value	$0.0000	$0.0000	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00	$1.00
Holding period	0.67	.33	0.25	0.25
Risk-free rate %	3.55%	3.94%	1.33%	0.91%
Volatility %	1.0%	1.0%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%	0.0%
The following table presents the change in the fair value of conversion option liability for the three months ended March 31, 2023 and 2022.

Fair value as of January 1, 2023	$—
Change in fair value	—
Fair value as of March 31, 2023	$—

Fair value as of January 1, 2022	$145,441
Change in fair value	(138,741)
Fair value as of March 31, 202 2	$6,700
The debt discount is being amortized to interest expense as a non-cash
charge over the term of the Convertible Promissory Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. The Company does not have an estimate as to when the Business Combination will occur, the debt discount has been amortized using the initial estimate of August 2022. There was no remaining balance of the debt discount as of March 31, 2023 and December 31, 2022. The conversion option had no
value as of the February 2, 2023 $500,000 draw and March 31,
2023 measurement. As such,
 no debt discount was recorded.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Extension Promissory Note
On March 7, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account in the amount of $250,000 (each deposit, a “Contribution”) following the approval and implementation of the Extension Amendment Proposal. Such Contributions will be made pursuant to a non-interest
bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $2,250,000
.
The Extension Promissory Note is due at the completion of a Business Combination. As of March 31, 2023, the Extension Promissory Note had a balance of $250,000 with $2,000,000 available for withdrawal.
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
Excise Tax
In connection with the vote to approve the Charter Amendment Proposal, holders of 35,223,748 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of approximately $354,882,716. As such the Company has recorded a 1% excise tax liability in the amount of $3,548,827 on the condensed balance sheets as of March 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.
Fairness of Opinion and Advisory Agreement
On February 7, 2023, the Company entered into an engagement letter with a third party (“provider”) to provide financial advisory services in connection with a possible Business Combination (“transaction”). The fee for such financial advisory services is $150,000, of which

$100,000 will be contingent on
and payable at the closing of a transaction (if any). A fee of $50,000 was due upon entering into the engagement letter and is included in accrued expenses on the Company’s condensed balance sheets as of March 31, 2023.
In addition to providing financial advisory services, the provider will provide the Board of Directors of the Company an opinion as to whether the consideration to be received in a potential transaction by holders of Class A Common Stock of the Company is fair, from a financial point of view, to such holders. The fee for any such opinion is $200,000, which shall be paid when the provider notifies the Company that it is prepared to render the opinion. The Company has also agreed to reimburse the provider for its expenses incurred in performing its services. The Company has also agreed to indemnify the provider and its officers, directors, principals, employees, shareholders, affiliates and members, against certain liabilities, including liabilities under federal securities law, and certain expenses related to or arising out of the provider’s engagement.
This agreement replaces the engagement letter entered into on June 9, 2022, that was previously disclosed.
Advisory Services Agreement
On March 8, 2023, the Company entered into a non exclusive financial advisory agreement with a provider. The provider will provide financial and market related advice to the company. The fee for these services will be $2,000,000 and are fully contingent and only payable upon a successful Business Combination.
Due Diligence and Legal fees
As of March 31, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $13,780,000. These contingent fees are not reflected in the Company’s financial statements.
As of March 31, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $600,000. For the three months ended March 31, 2023, the Company incurred legal fees of $400,000. For the year ended December 31, 2022, the Company incurred legal fees of $155,000.
These fees are reflected on the Company’s balance sheets in accrued expenses and on the statements of operations in formation and operating costs.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 14,776,252 and 50,000,000 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.
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
As of March 31, 2023 and December 31, 2022 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2023
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
As of March 31, 2023 and December 31, 2022 there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9 — FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022
Liabilities:
Warrant liabilities – Public Warrants	1	2,375,000	1	1,000,000
Warrant liabilities – Private Placement Warrants	2	2,090,000	2	880,000
Convertible Option Liability	3	—	3	—
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. For the measurement at December 31, 2022, the Private Placement Warrants were considered a Level 2, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.
The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2023 and 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$880,000	$1,000,000	$1,880,000
Change in valuation inputs or other assumptions	1,210,000	1,375,000	2,585,000
Fair value as of March 31, 2023	$2,090,000	$2,375,000	$4,465,000

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$10,890,000	$12,250,000	$23,140,000
Change in valuation inputs or other assumptions	(4,180,000)	(4,625,000)	(8,805,000)
Fair value as of March 31, 2022	$6,710,000	$7,625,000	$14,335,000
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
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
In April 2023, the Company deposited $250,000 into the Trust Account in accordance with the conditions of the extension. In connection with the extension payment the Company borrowed $250,000 against the extension promissory note, the extension promissory note has a balance of $500,000 with $1,750,000 available for withdrawal as of this filing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $3,001,818, which consists of a change in the fair value of warrant liabilities of $2,585,000, provision for income taxes of $394,855 and operating costs of $1,573,916, offset by interest earned on marketable securities held in the Trust Account of $1,551,953.

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

On March 14, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the Securities and Exchange Commission on February 21, 2023, to the Company’s Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from March 18, 2023 to December 18, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on March 15, 2023. In connection with the Extension, 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of $354,882,716 from the Trust Account.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $149,935,160 consisting of cash. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of March 31, 2023, the Company has withdrawn $470,000 of the $1,000,000 2023 available annual limit; $530,000 remains available for withdrawal for working capital purposes.

For the three months ended March 31, 2023, cash used in operating activities was $928,728. Net loss of $3,001,818 was affected by change in the fair value of warrant liabilities of $2,585,000 and interest earned on marketable securities held in the Trust Account of $1,551,953. Changes in operating assets and liabilities provided $1,040,043 of cash for operating activities.

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

In December 2022, we instructed the trustee with respect to the Trust Account to redeem the marketable securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash. As a result, we will receive minimal interest, if any, on the funds held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $1,675,101. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of March 31, 2023, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000, with no amounts available for withdrawal.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2023, the Company has withdrawn $470,000 of the $1,000,000 2023 available annual limit; $530,000 remains available for withdrawal for working capital purposes. As of December 31, 2022, all of the 2022 $1,000,000 annual working capital was withdrawn.

On March 7, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $250,000 (each deposit, a “Contribution”) following the approval and implementation of the Extension Amendment Proposal. Such Contributions will be made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $2,250,000 and is non-interest bearing. Contributions will be paid monthly beginning on March 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) November 17, 2023 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of March 31, 2023, the Extension Promissory Note had a balance of $250,000 with $2,000,000 available for withdrawal..

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space and administrative support to the Company. We began incurring these fees on December 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the sponsor to reflect that, effective January 1, 2022, the $30,000 monthly payments from the Company to an affiliate of the sponsor will accrue as a contingent liability, payable upon completion of an initial Business Combination.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of share of common stock outstanding during the period. We apply the two-class method in calculating income (loss) per share of common stock. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share of common stock as the redemption value approximates fair value. The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.”

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K filed on April 4, 2023 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

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

For a description of the additional roles and interests of Mr. Klein and our other directors and officers separate from their respective roles with the Company, see “Part I, Item 1. Business —Certain Potential Conflicts of Interest relating to M. Klein and Company and Our Officers and Directors,” “Part I, Item 1. Business —Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company,” “Part I, Item 1A. Risk Factors —Risks Relating to Our Management Team” and “Part III, Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on April 4, 2023.

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

CHURCHILL CAPITAL CORP V

Date: May 15, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)