Form 10-Q
period 2023-06-30
Churchill Capital Corp V
filed 2023-08-11
CIK 1812234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒
QUARTERLY REPORT PURSUANT
TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
 11
, 2023, there were 14,776,252 shares of Class A common stock, $0.0001 par value, and 12,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Churchill Capital Corp V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial
Statements
.
CHURCHILL CAPITAL CORP V
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$40,516	$108,829
Prepaid expenses	295,301	93,309

Total current assets	335,817	202,138
Cash and marketable securities held in Trust Account	151,842,854	505,010,923

TOTAL ASSETS	$152,178,671	$505,213,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,374,136	$643,047
Income taxes payable	137,989	1,285,332
Excise tax liability	3,548,827	—

Total current liabilities	5,060,952	1,928,379
Convertible promissory note—related party, net of discount	1,500,000	1,000,000
Extension promissory note—related party	1,000,000	—
Deferred legal fee	635,000	200,000
Warrant liabilities	4,230,000	1,880,000
Deferred underwriting fee payable	17,500,000	17,500,000

Total liabilities	29,925,952	22,508,379

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 14,776,252 and 50,000,000 shares at redemption value as of approximately $10.23 and $10.07 as of June 30, 2023 and December 31, 2022, respectively	151,208,803	503,685,541
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022 (excluding 14,776,252 and 50,000,000 shares subject to possible redemption), respectively	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(28,957,334)	(20,982,109)

Total stockholders’ deficit	(28,956,084)	(20,980,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$152,178,671	$505,213,061

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$603,285	$615,869	$2,177,201	$1,497,609

Loss from o p erations	(603,285)	(615,869)	(2,177,201)	(1,497,609)
Other income (expense):
Change in fair value of warrant liabilities	235,000	6,580,000	(2,350,000)	15,385,000
Interest earned on cash and marketable securities held in Trust Account	1,812,894	720,560	3,364,847	868,369
Unrealized loss on marketable securities held in Trust Account	—	(104,469)	—	(111,426)
Change in fair value of conversion option liability	—	6,700	—	145,441
Interest expense—debt discount	—	(51,951)	—	(103,902)

Total other income, net	2,047,894	7,150,840	1,014,847	16,183,482
Income (Loss) before provision for income taxes	1,444,609	6,534,971	(1,162,354)	14,685,873
Provision for income taxes	(463,211)	(96,307)	(858,066)	(96,307)

Net income (loss)	$981,398	$6,438,664	$(2,020,420)	$14,589,566

Basic and diluted weighted average shares outstanding of Class A common stock	14,776,252	50,000,000	28,865,751	50,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.04	$0.10	$(0.05)	$0.23

Basic and diluted weighted average shares outstanding of Class B common stock	12,500,000	12,500,000	12,500,000	12,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.10	$(0.05)	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balance — January 1, 2023	—	$—	12,500,000	$1,250	$—	$(20,982,109)	$(20,980,859)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(356,295)	(356,295)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(3,548,827)	(3,548,827)
Net loss	—	—	—	—	—	(3,001,818)	(3,001,818)

Balance — March 31, 2023	—	—	12,500,000	1,250	—	(27,889,049)	(27,887,799)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(2,049,683)	(2,049,683)
Net income	—	—	—	—	—	981,398	981,398

Balance — June 30, 2023	—	$—	12,500,000	$1,250	$—	$(28,957,334)	$(28,956,084)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	12,500,000	$1,250	$—	$(41,387,771)	$(41,386,521)
Net income	—	—	—	—	—	8,150,902	8,150,902

Balance — March 31, 2022	—	—	12,500,000	1,250	—	(33,236,869)	(33,235,619)
Net income	—	—	—	—	—	6,438,664	6,438,664

Balance — June 30, 2022	—	$—	12,500,000	$1,250	$—	$(26,798,205)	$(26,796,955)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,020,420)	$14,589,566
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	2,350,000	(15,385,000)
Amortization of debt discount	—	103,902
Interest earned on cash and marketable securities held in Trust Account	(3,364,847)	(868,369)
Unrealized loss on marketable securities held in Trust Account	—	111,426
Change in value of conversion option liability	—	(145,441)
Changes in operating assets and liabilities:
Prepaid expenses	(201,992)	137,625
Accrued expenses	1,166,089	742,187
Income taxes payable	(1,147,343)	96,307

Net cash used in operating activities	(3,218,513)	(617,797)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	2,180,200	—
Cash withdrawn from Trust Account for working capital purposes	470,000	573,500
Cash withdrawn from Trust Account in connection with redemption	354,882,716	—

Net cash provided by investing activities	356,532,916	573,500

Cash Flows from Financing Activities:
Proceeds from promissory note— related party	500,000	—
Proceeds from extension promissory note— related party	1,000,000	—
Redemption of Class A common s to ck	(354,882,716)	—

Net cash used in financing activities	(353,382,716)	—

Net change in cash	(68,313)	(44,297)
Cash – Beginning of period	108,829	206,841

Cash – End of period	$40,516	$162,544

Supplementary cash flow information:
Cash paid for income taxes	$2,005,409	$2,691

Non-cash investing and financing activities:
Excise tax liability accrued for common stock redemption	$3,548,827	$—

Remeasurement adjustment on redeemable common stock	$2,405,978	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from May 12, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on December 15, 2020. On December 18, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 3. The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
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
Following the closing of the Initial Public Offering on December 18, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule

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
To mitigat
e the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 15, 2022, the
24-month
anniversary of the effective date of our registration statement relating to the Initial Public Offering, we instructed the Trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation.

Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our trust account will be guaranteed by the FDIC.
On March 14, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 21, 2023, to the Company’s amended and restated certificate of incorporation (the Amended and Restated Certificate of Incorporation”) to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from March 18, 2023 to December 18, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on March 15, 2023. In connection with the Extension,
35,223,748
shares of Class A Common Stock were redeemed, resulting in the payment of $
354,882,716
from the Trust Account.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)
The
 Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
(so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules). If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.
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
Following a stockholder vote on March 14, 2023, the Amended and Restated Certificate of Incorporation was amended to extend the window the Company had to complete a Business Combination from March 18, 2023 to December 18, 2023 or such earlier date as determined by the board of directors.
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
In March 2023, April

2023, May 2023, and June 2023, the Company deposited $250,000 into the Trust Account in accordance with the conditions of the extension, for total deposit of $1,000,000 to date. In connection with the extension payment the Company borrowed $1,000,000 against the extension promissory note, the extension promissory note has a balance of $1,000,000 with $1,250,000 available for withdrawal as of
June 30, 2023
.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)
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
Liquidity and Going Concern
As of June 30, 2023, we had cash of $40,516. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021, October 22, 2021 and February 2, 2023, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of June 30, 2023 and December 31, 2022, $1,500,000 and $1,000,000 had been borrowed with $0 and $500,000 remaining for withdrawal, respectively.
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
These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the six months ended June 30, 2023, the Company has withdrawn $
470,000 of the $1,000,000 2023 available annual limit; $530,000 remains available for withdrawal for working capital purposes. During the year ended December 31, 2022, all of the 2022 $
1,000,000 annual working capital was withdrawn.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)
On March 7, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $250,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions
are made pursuant to a
non-interest
bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $2,250,000. Contributions are paid monthly beginning on March 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) November 17, 2023 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $1,000,000 with $1,250,000 available for withdrawal.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40,

Presentation of Financial Statements-Going Concern, the Company has until December 18, 2023 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2023 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by December 18, 2023.
Risks and Uncertainties
We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we ca
nnot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.
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
Any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business comb in
ation, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
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
for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
JUNE 30, 2023
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Cash Held in Trust Account
At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were cash. During the six months ended June 30, 2023, the Company had withdrawn $
470,000
 for working capital purposes and $
2,180,200 for tax obligations. During the year ended December 31, 2022, the Company had withdrawn from trust $1,000,000 for working capital purposes and $369,471 for tax obligations. As of June 30, 2023 all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly.
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
Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40,under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject tore-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a modified Black-Scholes valuation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(12,375,000)
Class A common stock issuance costs	(26,303,933)
Plus:
Remeasurement of carrying value to redemption value	38,678,933

Class A common stock subject to redemption, December 31, 2021	500,000,000
Plus:
Remeasurement of carrying value to redemption value	3,685,541

Class A common stock subject to possible redemption, December 31, 2022	503,685,541
Less:
Redemptions	(354,882,716)
Plus:
Remeasurement of carrying value to redemption value	2,405,978

Class A common stock subject to possible redemption, June 30, 2023	$151,208,803

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 32.06% and 1.47% for the three months ended June 30, 2023 and 2022, respectively, and (73.82%) and 0.66% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes of fair value warrant liability and the valuation allowance on the deferred tax assets.
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

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class
method in calculating income (loss) per share of common stock. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income(loss) per share of common stock as the redemption value approximates fair value.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 23,500,000 shares of common stock in the calculation of diluted income (loss) per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$531,649	$449,749	$5,150,931	$1,287,733
Denominator:
Basic and diluted weighted average stock outstanding	14,776,252	12,500,000	50,000,000	12,500,000

Basic and diluted net income per share of common stock	$0.04	$0.04	$0.10	$0.10

	Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(1,409,885)	$(610,535)	$11,671,653	$2,917,913
Denominator:
Basic and diluted weighted average stock outstanding	28,865,751	12,500,000	50,000,000	12,500,000

Basic and diluted net (loss) income per share of common stock	$(0.05)	$(0.05)	$0.23	$0.23

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1and
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
JUNE 30, 2023
(UNAUDITED)

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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 13, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On October 19, 2020, the Company effected a stock dividend of one-third
of one Founder Share for each outstanding Founder Share and on December 15, 2020, the Company effected a dividend of 0.125 of one Founder Share for each outstanding Founder Share, resulting in 12,937,500 Founder Shares being issued and outstanding. All share and per-share
amounts have been retroactively adjusted to reflect in the share capitalizations. The Founder Shares included an aggregate of up to 1,687,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 437,500 Founder Shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 12,500,000 Founder Shares outstanding at June 30, 2023 and December 31, 2022.
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
Administrative Services Agreement
The Company has agreed, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $30,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2023, the Company incurred and accrued $90,000 and $180,000 in fees for these services. For the three and six months ended June 30, 2022, the Company incurred and accrued $90,000 and $180,000 in administrative services fees.
On November 16, 2021, the Company amended the terms of the administrative services agreement between the Company and an affiliate of the Sponsor (the “Amendment”) to reflect that, effective January 1, 2022, the $30,000 monthly payments from the Company to an affiliate of the Sponsor will accrue as a contingent liability, payable upon completion of an initial Business Combination.
Advisory Fee
The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2023 and 2022.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Related Party Loans
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, $1,500,000 and $1,000,000 had been borrowed as described below.
On August 30, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On August 30, 2021, October 22, 2021 and February 2, 2023, the Company borrowed $500,000 on each respective date against the convertible promissory note entered into on August 30, 2021. As of June 30, 2023 and December 31, 2022, $1,500,000 and $1,000,000 had been borrowed with $0 and $500,000 remaining for withdrawal, respectively.
The Company assessed the provisions of the Convertible Promissory Note under
ASC470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

	June 30, 2023	December 31, 2022	October 22, 2021 Borrowing (Initial Measurement)	August 30, 2021 Borrowing (Initial Measurement)
Underlying warrant value	$0.0000	$0.0000	$0.1607	$0.2228
Exercise price	$1.00	$1.00	$1.00	$1.00
Holding period	0.46	.33	0.25	0.25
Risk-free rate %	4.05%	3.94%	1.33%	0.91%
Volatility %	0.1%	1.0%	15.5%	17.7%
Dividend yield %	0.0%	0.0%	0.0%	0.0%
The following table presents the change in the fair value of conversion option liability for the three and six months ended June 30, 2023 and 2022.

Fair value as of January 1, 2023	$—
Change in fair value	—

Fair value as of June 30, 2023	$—

Fair value as of January 1, 2022	$145,441
Change in fair value	(138,741)

Fair value as of March 31, 2022	6,700
Change in fair value	(6,700)

Fair value as of June 30, 2022	$—

The debt discount is being amortized to interest expense as a non-cash
charge over the term of the Convertible Promissory Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. The Company does not have an estimate as to when the Business Combination will occur, the debt discount has been amortized using the initial estimate of August 2022. There was no remaining balance of the debt discount as of June 30, 2023 and December 31, 2022. The conversion option had no value as of the February 2, 2023 $500,000 draw and March 31, 2023 measurement. As such, no debt discount was recorded.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Extension Promissory Note
On March 7, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account in the amount of $250,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions
will be made pursuant to

the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $2,250,000. The Extension Promissory Note is due at the completion of a Business Combination. Contributions are paid monthly beginning on March 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) December 17, 2023 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $1,000,000 with $1,250,000 available for withdrawal.
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
Underwriting Agreement
The Company granted the underwriters a
forty-five

(45)

day
option from the date of Initial Public Offering to purchase up to 6,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option to purchase an additional 5,000,000 Public Shares. The remaining 1,750,000 Public Shares from the over-allotment option was forfeited at the time of the partial exercise. The underwriters waived the upfront underwriting discount on 5,250,000 Units, resulting in a reduction of the upfront underwriting discount of $1,050,000. The remaining 1,750,000 shares of the over-allotment option was forfeited on the day of the partial exercise of the underwriters’ over-allotment.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Excise Tax
In connection with the vote to approve the Charter Amendment, holders of 35,223,748 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $354,882,716. As such, the Company has recorded a 1% excise tax liability in the amount of $3,548,827 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Fairness of Opinion and Advisory Agreement
On February 7, 2023, the Company entered into an engagement letter with a third party (“provider”) to provide financial advisory services in connection with a possible Business Combination (“transaction”). The fee for such financial advisory services is $150,000, of which $100,000 will be contingent on and payable at the closing of a transaction (if any). A fee of $50,000 was due upon entering into the engagement letter and is included in accrued expenses on the Company’s condensed balance sheets as of June 30, 2023.
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
Due Diligence and Legal Fees
As of June 30, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $11,450,000. This was reduced from the three months ended March 31, 2023 balance of $
13,780,000
 due to a reduction in fees from the vendor. These contingent fees are not reflected on the condensed balance sheets.
As of June 30, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $635,000. For the six months ended June 30, 2023, the Company incurred legal fees of $35,000
. For the year ended December 31, 2022, the Company incurred legal fees of $155,000. These fees are reflected on the Company’s condensed balance sheets in accrued expenses and on the condensed statements of operations in formation and operating costs.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 14,776,252 and 50,000,000 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023 and December 31, 2022 there were 12,500,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2023
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
As of June 30, 2023 and December 31, 2022 there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	Level	December 31, 2022
Liabilities:
Warrant liabilities – Public Warrants	1	2,250,000	1	1,000,000
Warrant liabilities – Private Placement Warrants	2	1,980,000	2	880,000
Convertible Option Liability	3	—	3	—
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the condensed statements of operations.

CHURCHILL CAPITAL CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2023 and 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$880,000	$1,000,000	$1,880,000
Change in valuation inputs or other assumptions	1,210,000	1,375,000	2,585,000
Fair value as of March 31, 2023	2,090,000	2,375,000	4,465,000
Change in valuation inputs or other assumptions	(110,000)	(125,000)	(235,000)

Fair value as of June 30, 2023	$1,980,000	$2,250,000	$4,230,000

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$10,890,000	$12,250,000	$23,140,000
Change in valuation inputs or other assumptions	(4,180,000)	(4,625,000)	(8,805,000)

Fair value as of March 31, 2022	6,710,000	7,625,000	14,335,000
Change in valuation inputs or other assumptions	(3,080,000)	(3,500,000)	(6,580,000)

Fair value as of June 30, 2022	$3,630,000	$4,125,000	$7,755,000

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
NOTE 10 — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify, other than the below, any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 17, 2023, the Company borrowed $250,000 in connection with the Extension Promissory Note entered into on March 7, 2023 and deposited $250,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing the Extension Promissory Note had a balance of $1,250,000 with $1,000,000 available for withdrawal.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $981,398, which consists of a interest earned on marketable securities held in the Trust Account of $1,812,894 and change in the fair value of warrant liabilities of $235,000, offset by provision for income taxes of $463,211 and operating costs of $603,285.

For the six months ended June 30, 2023, we had net loss of $2,020,420, which consists of a change in the fair value of warrant liabilities of $2,350,000, provision for income taxes of $858,066 and operating costs of $2,177,201, offset by interest earned on marketable securities held in the Trust Account of $3,364,847.

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

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $151,842,854 consisting of cash. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of June 30, 2023, the Company has withdrawn $470,000 of the $1,000,000 2023 available annual limit; $530,000 remains available for withdrawal for working capital purposes.

For the six months ended June 30, 2023, cash used in operating activities was $3,218,513. Net loss of $2,020,420 was affected by change in the fair value of warrant liabilities of $2,350,000 and interest earned on marketable securities held in the Trust Account of $3,364,847. Changes in operating assets and liabilities used $183,246 of cash for operating activities.

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

In December 2022, we instructed the trustee with respect to the Trust Account to redeem the marketable securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash. As a result, we will continue to receive interest on the funds held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $40,516. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. As a result, we will continue to receive interest on the funds held in the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of June 30, 2023, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $1,500,000, with no amounts available for withdrawal.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2023, the Company has withdrawn $470,000 of the $1,000,000 2023 available annual limit; $530,000 remains available for withdrawal for working capital purposes. As of December 31, 2022, all of the 2022 $1,000,000 annual working capital was withdrawn.

On March 7, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $250,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions will be made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $2,250,000 and is non-interest bearing. Contributions will be paid monthly beginning on March 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) November 17, 2023 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $1,000,000 with $1,250,000 available for withdrawal.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until December 18, 2023 (or such earlier date as determined by the board of directors) to consummate a Business Combination. Management currently has no plans at this time to extend beyond the December 18, 2023 liquidation date and it is uncertain that the Company will be able to negotiate a definitive agreement for a Business Combination and consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 18, 2023 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by December 18, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space and administrative support to the Company and related party promissory notes. We began incurring these fees on December 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $500,000,000 was placed in the Trust Account. On March 14, 2023, the stockholders of the Company approved the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Delaware and 35,223,748 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $354.9 million from the Trust Account.

We incurred $26,982,949 in transaction costs, including $8,950,000 of underwriting fees, net of $1,050,000 reimbursed from the underwriters, $17,500,000 of deferred underwriting fees and $532,949 of other costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

CHURCHILL CAPITAL CORP V

Date: August 11, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)